Form 10-Q
period 1996-03-31
EMPLOYEE SOLUTIONS INC
filed 1996-05-15
CIK 904897

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


         (Mark One)

         [X] Quarterly  report  under  Section  13 or  15(d)  of the  Securities
             Exchange Act of 1934

                  For the quarterly period ended     March 31, 1996
                                                -----------------------

         [ ] Transition  report under  Section 13 or 15(d) of the  Securities
             Exchange Act of 1934

             For the transition period from              to
                                           --------------  -----------------

Commission file number  0-22600
                      --------------

                            EMPLOYEE SOLUTIONS, INC.
- - --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Arizona                                           86-0676898
- - -------------------------------              -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer identification No.)
 Incorporation or Organization)

            2929 E. Camelback Road, Suite 220, Phoenix, Arizona 85016
- - --------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  602-955-5556
- - --------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed
by a court.      Yes      No
                    -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,212,211 Common Shares, no
                                                   -----------------------------
par value, were outstanding as of May 6, 1996.
- - ----------------------------------------------

                            EMPLOYEE SOLUTIONS, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      INDEX


                                                                                                                               Page
PART I.   FINANCIAL INFORMATION                                                                                               Number
                                                                                                                              ------
  Item 1. Financial Statements

                  Consolidated Balance Sheets - March 31, 1996 (Unaudited) and
                  December 31, 1995 (Audited).....................................................................................3

                  Unaudited Consolidated Statements of Operations for the
                  Three Months Ended March 31, 1996 and 1995......................................................................4

                  Unaudited Consolidated Statement of Changes in Stockholders'
                  Equity for the Three Months Ended March 31, 1996................................................................5

                  Unaudited Consolidated Statements of Cash Flows for the
                  Three Months Ended  March 31, 1996 and 1995.....................................................................6

                  Notes to Unaudited Consolidated Financial Statements............................................................8

  Item 2.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................................12

PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings..............................................................................................23

  Item 6.         Exhibits and Reports on Form 8-K...............................................................................23


SIGNATURES.......................................................................................................................23

                            EMPLOYEE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                          March 31, 1996    December 31,1995
                                                                                          --------------    ----------------
                                                                                           (Unaudited)                 (Audited)
      Current Assets:
        Cash and cash equivalents........................................................$    18,441,521     $   14,028,898
        Restricted cash...................................................................     2,523,088          2,742,380
        Accounts receivable, net..........................................................    12,295,055          7,844,854
        Notes receivable, including related parties.......................................       471,238            107,322
        Prepaid expenses and deposits.....................................................       719,879            379,352
        Deferred income taxes.............................................................       359,582            334,255
                                                                                          --------------       ------------
         Total Current Assets.............................................................    34,810,363         25,437,061

     Property and equipment, net..........................................................       720,180            439,579
     Other assets, net....................................................................    15,095,248         10,963,012
                                                                                          --------------       ------------

         Total Assets.....................................................................$   50,625,791       $ 36,839,652
                                                                                          ==============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
        Bank overdraft....................................................................    $2,451,431       $  3,751,757
        Accrued salaries, wages and payroll taxes.........................................     9,317,040          6,680,862
        Accrued workers' compensation and health insurance................................     2,815,909          2,463,012
        Accrued pension contributions.....................................................        28,688            130,984
        Accounts payable..................................................................       615,580            982,738
        Income taxes payable..............................................................     1,565,739          2,206,978
        Other accrued expenses............................................................     1,144,956            631,554
                                                                                          --------------       ------------
         Total Current Liabilities........................................................    17,939,343         16,847,885
                                                                                          --------------       ------------
      Deferred income taxes...............................................................        43,000             48,913
                                                                                          --------------       ------------

     Commitments and Contingencies

     Stockholders' Equity:
        Class A convertible preferred stock, non-voting, no par value, 10,000,000 shares authorized, 0 shares in 1996 and 0 shares in 1995
          issued and outstanding..........................................................            --                 --
        Common stock, no par value, 20,000,000 shares authorized, and
          15,142,211 shares issued and outstanding in 1996,
          13,373,598  shares issued and 13,326,136 shares
          outstanding in 1995.............................................................    25,954,866         15,937,789
        Retained earnings.................................................................     6,688,582          4,336,493
        Treasury stock, -0- shares of common stock in 1996 and 47,462 shares
           in 1995, at cost...............................................................            --           (331,428)
                                                                                          --------------       ------------
         Total Stockholders' Equity.......................................................    32,643,448         19,942,854
                                                                                          --------------       ------------

         Total Liabilities and Stockholders' Equity.......................................$   50,625,791       $ 36,839,652
                                                                                          ==============       ============

The accompanying notes are an integral part of these consolidated balance sheets.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   1996           1995
                                                   ----           ----

Revenues ...................................   $ 73,934,030    $ 28,799,883
Cost of revenues ...........................     66,265,114      26,973,775
                                               ------------    ------------

Gross profit ...............................      7,668,916       1,826,108
Selling, general and administrative expenses      3,546,561       1,290,232
Depreciation and  amortization .............        319,927          71,512
                                               ------------    ------------

         Income from operations ............      3,802,428         464,364

Other income (expenses):
  Interest income ..........................        186,990          39,111
  Interest expense .........................         (2,827)         (2,103)
  Minority interest ........................           --            51,144
                                               ------------    ------------
                                                    184,163          88,152
                                               ------------    ------------
Income before
  provision for income taxes ...............      3,986,591         552,516
Income tax provision .......................      1,634,502         242,829
                                               ------------    ------------

         Net income ........................   $  2,352,089    $    309,687
                                               ============    ============


Net income per common
  and common equivalent shares
  outstanding:
   -Primary ................................   $        .15    $        .03
   -Fully diluted ..........................   $        .15    $        .03
                                               ============    ============

Weighted average number of common
  and common equivalent shares outstanding
   -Primary ................................     16,024,276      10,550,974
   -Fully diluted ..........................     16,131,415      10,550,974
                                               ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                   (UNAUDITED)

                                                                                                                 Total
                                                     Preferred    Common          Retained       Treasury     Stockholders'
                                                       Stock       Stock          Earnings         Stock         Equity
                                                       -----       -----          --------         -----         ------

BALANCE at December 31, 1995 ..................   $     --     $ 15,937,789    $  4,336,493   $   (331,428)   $ 19,942,854

Issuance of 124,075 shares of common stock
    in connection with exercise of
    stock options .............................         --          468,305            --             --           468,305
Exercise of Warrants to 1,368,000
     shares of common stock ...................         --        6,300,000            --             --         6,300,000

Issuance of 324,000 shares in connection with
    aquisition of Employee Solutions-East, Inc.
    (Note 4) ..................................         --        3,580,200            --             --         3,580,200

Cancellation of treasury stock ................         --         (331,428)           --          331,428            --

Net Income ....................................         --             --         2,352,089           --         2,352,089
                                                  ---------    ------------    ------------   ------------    ------------

BALANCE at March 31, 1996 .....................   $     --     $ 25,954,866    $  6,688,582   $       --      $ 32,643,448
                                                  =========    ============    ============   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                               THREE MONTHS ENDED MARCH 31,
                                                                   1996            1995
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers ..........................   $ 69,952,188    $ 27,024,207
     Cash paid to suppliers and employees ..................    (68,073,956)    (26,592,048)
     Interest received .....................................        185,463          20,946
     Interest paid .........................................         (1,756)         (2,103)
     Income taxes paid, net of refunds .....................     (2,271,015)       (451,050)
                                                               ------------    ------------
            Net cash used by operating activities ..........       (209,076)            (48)
                                                               ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ....................       (324,926)        (42,682)
     Business acquisitions .................................       (632,013)           --
     Cash invested in restricted accounts ..................        219,292        (516,455)
     Disbursements for loans to related parties ............        (79,342)        (22,564)
     Received from collection of loans to related parties ..          9,500          83,124
     Increase in deferred acquisition and
       deferred startup costs ..............................        (18,818)        (14,739)
                                                               ------------    ------------
                  Net cash used in investing activities ....       (826,307)       (513,316)
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock ...........................      6,768,306            --
     Cash overdraft ........................................     (1,300,326)           --
     Proceeds from paid in capital .........................         18,944            --
     Increase in deferred offering and registration costs ..        (38,918)        (10,223)
                                                               ------------    ------------
         Net cash provided by (used in) financing activities      5,448,006         (10,223)
                                                               ------------    ------------
Net increase (decrease) in cash and cash equivalents .......      4,412,623        (523,587)

CASH AND CASH EQUIVALENTS, beginning of period .............     14,028,898       1,947,645
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS, end of period ...................   $ 18,441,521    $  1,424,058
                                                               ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.

                                                         THREE  MONTHS ENDED MARCH 31,
                                                              1996           1995
                                                          -----------    -----------
RECONCILIATION OF NET INCOME
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Net income .......................................   $ 2,352,089    $   309,687
                                                         ------------    -----------

ADJUSTMENTS TO RECONCILE NET
  INCOME TO NET CASH USED IN OPERATING ACTIVITIES:
         Depreciation and amortization ................       319,926         71,512
         Minority interest ............................            --        (51,144)
         Increase in accounts receivable, net .........    (4,010,602)    (1,805,406)
         Increase in prepaid expenses and deposits ....      (334,682)       (54,934)
         Increase in deferred income tax assets .......       (25,327)       (53,191)
         Increase (decrease) in accounts payable ......      (486,571)       137,168
         Decrease in accrued pension contributions ....      (102,297)       (19,190)
         Increase in accrued  salaries, wages and
           payroll taxes ..............................     2,154,920      1,433,168
         Decrease in income taxes payable .............      (605,285)      (136,687)
               Increase in accrued workers'
                 compensation and health insurance ....       352,897        112,847
         Increase in other accrued expenses ...........       181,769         62,898
         Decrease in deferred income
           tax liabilities ............................        (5,913)        (6,776)
                                                         ------------    -----------
                                                           (2,561,165)      (309,735)
                                                         ------------    -----------
                  Net cash used in operating activities  $   (209,076)   $       (48)
                                                         ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE 1:  BASIS OF PRESENTATION
         ---------------------
The accompanying unaudited consolidated financial statements of Employee Solutions, Inc. (together with its subsidiaries, the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. Results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

NOTE 2:  NET INCOME PER SHARE
         --------------------
The Company used the modified treasury stock method prescribed by Accounting Principles Board Opinion No. 15 to compute net income per share for the three months ended March 31, 1995 since the number of warrants and options outstanding was in excess of 20% of common shares issued and outstanding. In the first quarter of 1996, the Company did not use the modified treasury stock method since the number of warrants and options outstanding was less than 20% of common shares issued and outstanding. The computation of adjusted net income and weighted average common and common equivalent shares used in the calculation of net income per common and common equivalent share is as follows:

                                        Three Months Ended March 31,
                                        ----------------------------
                                   1996                          1995
    ----------------------------------------------------------------------------
                            Primary        Fully         Primary       Fully
                                          Diluted                     Diluted
    ----------------------------------------------------------------------------
    Weighted average of
    common shares
    outstanding             14,968,415    14,968,415     8,020,974    8,020,974

    Weighted average
    Class A preferred
    stock assumed
    converted                 N/A          N/A           2,530,000    2,530,000

    Dilutive effect of
    options and warrants
    outstanding
                             1,055,861     1,163,000      N/A           N/A
                          ------------    ----------     ---------    ---------

    Weighted average of
    common and common
    equivalent shares       16,024,276    16,131,415    10,550,974   10,550,974
                          ============    ==========    ==========   ==========

                                         Three Months Ended March 31,
                                         ----------------------------
                                      1996                          1995
    --------------------------------------------------------------------------
                              Primary     Fully         Primary       Fully
                                         Diluted                     Diluted
    --------------------------------------------------------------------------

    Net income             $2,352,089   $2,352,089     $ 309,687    $ 309,687

    Adjustment to net
    income                    (5,943)      (5,943)            --           --
                           ----------   ---------      ---------    ----------

    Adjusted net income
    for purposes of the
    income per common and
    common equivalent
    share calculation

                           $2,346,146   $2,346,146     $ 309,687    $ 309,687
                           ==========   ==========     =========    =========

    Net income per common
    and common equivalent
    share                  $      .15   $      .15     $     .03    $     .03
                           ==========   ==========     =========    =========


As of March 31, 1996, the Company had approximately 100,000 common stock purchase warrants and 1,274,267 stock options outstanding.

NOTE 3:  CONTINGENCY
         -----------

The Company has received a letter from the Arizona Department of Economic Security indicating that the Company has been assigned a higher state unemployment tax rate for calendar year 1994 than the Company believes it is entitled to. In consultation with legal counsel the Company believes that based on Arizona Revised Statutes it is entitled to the lower rate. If it was ultimately determined that the higher rate applies, the Company would owe $500,000 (before interest and the income tax effect) more than is reflected in the Company's March 31, 1996 and December 31, 1995, financial statements. As of March 31, 1996, the compounded interest totaled approximately $95,000. The Company would be required to record these amounts as an additional expense and liability if, at any time in the future, it became apparent that it was probable that the Company would not prevail in this matter.


The Company was named as a defendant in a lawsuit filed by M & M Building Services, Inc. in the Superior Court of Arizona, Maricopa County, in March 1996 challenging the manner in which the Company billed plaintiff for payroll taxes. The complaint alleges improper billing practices and other causes of action and seeks unspecified damages. The suit purports to be brought as a class action, although no class action certification has yet been sought. The Company intends to defend the matter vigorously.

With the exception of the foregoing action, the Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business that the Company believes would not have a material adverse effect on its financial condition or results of operations.

NOTE 4:  ACQUISITION OF EMPLOYEE SOLUTIONS-EAST, INC. ("ESEI")
         -----------------------------------------------------

Effective January 1, 1996, the Company acquired the remaining 99% equity interest in ESEI. The base purchase price consists of 324,000 shares of the Company's unregistered common stock, including certain registration rights as to these shares, valued as of the effective date of the transaction at $11.05 per share ($17.00 less a 35% discount for the lack of marketability of the unregistered shares) for a total purchase price of $3.6 million plus acquisition costs of $94,000. Excess of purchase price over net assets acquired was $3,624,000, which has been recorded as goodwill. The former 99% equity owner serves as ESEI's president pursuant to an employment agreement which, as amended, provides for the payment of commissions based on employee-leasing business placed through ESEI after the effective date of acquisition. ESEI's president had previously received options to acquire 200,000 shares of the Company's common stock at an exercise price of $4.25 per share (the fair market value on the date of grant) which expire through November 10, 2004, and which, among other terms and conditions, become exercisable in November 1999 subject to continued employment. ESEI's president was elected to the Company's board of directors in 1995 and has served as its vice president of sales since April 1995, and continues to serve the Company in these capacities following completion of the acquisition.

NOTE 5:  Acquisition of Pokagon Office Services, Inc.
         --------------------------------------------

The Company has completed the acquisition of Pokagon Office Services, Inc. (subsequently renamed Employee Solutions of Ohio, Inc. ("ESO")) effective January 1, 1996. ESO had revenues of $5,304,000 during the three months ended March 31, 1996.

NOTE 6:  UNAUDITED PRO FORMA FINANCIAL INFORMATION
         -----------------------------------------

As discussed in Form 10-K for the year ended December 31, 1995, the Company completed the acquisition of the principal assets of Hazar, Inc. and certain of its subsidiaries through ESI America, Inc. ("ESI America") on October 2, 1995.

The following unaudited pro forma combined financial data gives effect to the combined historical results of operations of the Company and ESI America for the quarter ended March 31, 1995, and assumed that the acquisition had been effective as of the beginning of the period.

The pro forma information is not indicative of the actual results which would have occurred had the acquisition been consummated at the beginning of such period or of future consolidated operations of the Company and accordingly, does not reflect results that would occur from a change in management and planned restructuring of the operations of ESI America. The pro forma financial information is based on the purchase method of accounting and reflects adjustments to eliminate nonrecurring general, administrative and other expenses, to amortize the excess purchase price over the underlying value of net assets acquired and to adjust income taxes for the pro forma adjustments.

                                                             March 31, 1995
                                                             --------------

         Total revenues                                       $ 59,439,000
         Net loss                                             $ (1,119,000)

         Net income (loss) per common and common
           equivalent share
                  -Primary                                    $      (0.11)
                  -Fully diluted                              $      (0.11)

         Weighted average number of common and
           common equivalent shares outstanding
                  -Primary                                      10,550,974
                  -Fully diluted                                10,550,974

NOTE 7:  SUBSEQUENT EVENT--ACQUISITION OF EMPLOYER SOURCES, INC.
         -------------------------------------------------------

On May 13, 1996, the Company announced that it has exercised its option to acquire the assets of Employer Sources, Inc. (formerly LMS), a California based employee leasing company with approximately 1,350 leased employees as of March 31, 1996, and current expected annualized revenue of approximately $20.0 million. The option exercise price is $400,000.

LMS is a subsidiary of Hazar, Inc. The Company acquired the principal assets of Hazar in October 1995. At the same time, the Company acquired an option to purchase the assets of LMS and, pursuant to a management agreement, commenced managing LMS' business.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

    The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere herein and in the Company's Report on Form 10-K for the year ended December 31, 1995. Historical results are not necessarily indicative of trends in operating results for any future period.

    Except for the historical information contained herein, the discussion in this Form 10-Q contains or may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1 --
Business" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-K for the year ended December 31, 1995 as well as those factors discussed elsewhere herein or in any document incorporated herein by reference.

Results of Operations--Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995.
                                                           Percent
                                              1996         Change       1995
                                              ----         ------       ----
Revenues                                  $73,934,030       157%     $28,799,883
Cost of revenues                           66,265,114       150%      26,973,775
Gross profit                                7,668,916       320%       1,826,108
Selling, general and administrative         3,546,561       175%       1,290,232
Depreciation and amortization                 319,927       347%          71,512
Interest income                               186,990       378%          39,111
Net income                                  2,352,089       660%         309,687

    Net income for the three months ended March 31, 1996 was $2,352,089 or $0.15 per fully diluted share, reflecting significant growth from first quarter 1995 net income of $309,687 or $0.03 per fully diluted share. Revenues of $73,934,030 for the three months ended March 31, 1996 were 157% higher than the same period in 1995. The growth results from the integration of the acquisitions of Hazar, Inc. and certain of its subsidiaries ("Hazar"), and the acquisition of Pokagon Office Services, Inc. (subsequently renamed Employee Solutions of Ohio, Inc. ("ESO")), the growth in the Company's risk management/workers' compensation program, the success of direct sales and marketing efforts of Employee Solutions-East, Inc. ("ESEI"), and the efficient administration of existing business.

Revenues
    Revenues increased from $28,799,883 for the three months ended March 31, 1995 to $73,934,030 for the three months ended March 31, 1996, a 157% increase. The increase in revenues was partially due to sales from the

Company's expanded sales force through ESEI. In addition, the acquisitions of Hazar, effective October 2, 1995, and ESO, effective January 1, 1996 accounted for revenues of $29.8 million and $5.3 million in the quarter ended March 31, 1996, respectively. The number of leased employees increased from approximately 4,600 at March 31, 1995 to approximately 13,300 at March 31, 1996. In 1995, the Company commenced placing risk management/workers' compensation services to clients which are not employee-leasing clients of the Company. As of March 31, 1996, the Company provided risk management/workers' compensation services to approximately 17,000 non-leased employees compared to none at March 31, 1995. The significant components of revenues are payments received from customers for gross salaries and wages paid to leased employees and the Company's service fee which includes, but is not limited to, related payroll charges, risk management/workers' compensation services, health care benefits, and retirement benefits, as well as payments received from stand alone risk management/workers' compensation clients.

Cost of revenues
         Cost of revenues, which primarily includes salaries and wages paid to leased employees, related payroll taxes, health care and workers' compensation insurance costs and retirement benefit costs, increased 150% from $26,973,775 in the three months ended March 31, 1995 to $66,265,114 in the three months ended March 31, 1996. This increase is primarily due to the increase in the Company's business as explained in the paragraph above. Workers' compensation costs decreased on a per leased employee basis during the three months ended March 31, 1996 compared to 1995 due to the Company's ability to execute effectively its risk management programs which include on-site safety programs, active claims management and efficient execution of claims processing. In addition, the new program utilizes the Company's captive offshore insurance subsidiary, Camelback Insurance, Ltd. ("Camelback"), which was activated in May 1995.

Gross profit
         The Company's gross profit margin increased from 6.3% in the three months ended March 31, 1995 to 10.4% in the three months ended March 31, 1996. This increase primarily was attributable to an increase in risk management/workers' compensation services related to non-leased employees. Gross profit margin on revenues derived from risk management/workers' compensation services provided to non-leased employees tends to be significantly higher than gross profit margin on revenues derived from the Company's employee leasing clients because the gross profit margin calculation with respect to employee leasing clients includes significant (and substantially offsetting) revenue and expense items relating to payroll and payroll-related costs associated with the leased employees. The margin is affected in significant part by the mix of revenues derived from employee leasing clients and clients for which the Company provides only risk management/workers' compensation services. The level of gross profit margin reported for the three months ended March 31, 1996 may not be sustainable in future periods.

Selling, general and administrative
         Selling, general and administrative expenses increased by $2,256,329 or 175% from $1,290,232 for the three months ended March 31, 1995 to $3,546,561 for the three months ended March 31, 1996. Factors contributing to the increase in selling, general and administrative expenses in the first quarter

1996 over 1995 are the integration of the Hazar and ESO operations, the acquisition by the Company of the remaining 99% interest in ESEI effective January 1, 1996 an increase from 49 corporate employees at March 31, 1995 to approximately 120 at March 31, 1996, resulting in a significant increase in personnel costs, and the expansion of the Company's office space. These factors which caused increases in selling, general and administrative expenses were partially mitigated by improved systems utilization and economies of scale achieved within the Company's operations. The Company's general liability insurance costs have increased due in part to the added corporate staff, and increased costs for directors and officers liability insurance. Commission expenses increased in the three month period ended March 31, 1996 compared to
1995 given the  increase  in  revenues  discussed  above.  Selling,  general and administrative expenses are expected to continue to increase to meet the needs of new business. The most extensive growth in selling, general and administrative expenses is expected in the area of risk management/workers' compensation services.

Depreciation and amortization
         Depreciation and amortization represented depreciation of property and equipment and amortization of organizational costs, customer lists and goodwill in the three months ended March 31, 1996 and 1995. The increase was due primarily to depreciation of new phone and computer systems and goodwill amortization resulting from the acquisitions of Hazar, ESO, and ESEI.

Interest income
         Interest income increased from $39,111 for the three months ended March 31, 1995 to $186,990 for the three months ended March 31, 1996, primarily due to interest earned on both the restricted cash held for the future payment of workers' compensation claims at Camelback and cash held at the corporate level raised through the exercise of common stock purchase warrants and through operations.

Effective tax rate
         The effective tax rate for the year 1996 is estimated to be 41.0% compared with 42.6% for 1995. The Company's estimated effective tax rate for financial reporting purposes for 1996 is based on estimates of the following items that are not deductible for tax purposes:(a) amortization of certain goodwill, and (b) one-half of the per diem allowance relating to meals paid to truck drivers. The tax rate used in each quarter is an estimate of the Company's effective tax rate for the calendar year. The estimated decrease in the effective tax rate in 1996 over 1995 results from expected decreases in the proportion of non-deductible goodwill to income before taxes, and through efforts by the Company to relieve itself of the tax burden of per diem allowances.

Liquidity and Capital Resources

         The Company defines liquidity as the ability to mobilize cash. The Company's primary sources of cash have been from operations and financing activities. In the three month periods ended March 31, 1996 and 1995, cash used in operating activities was $209,076 and $48, respectively. Operating cash flows are derived from customers for leasing services rendered by the Company and for risk management/workers' compensation services provided to non-leased employees. Payments from leasing customers typically are received on or within a few days of the date on which payroll checks are delivered to customers, and cover the cost of the payroll, payroll taxes, insurance, other benefit costs and the Company's administration fee. Risk management/workers' compensation services are billed in accordance with individual policies. The revenues of risk management/workers' compensation services are expected to cover the costs of insured losses and selling, general and administrative expenses related to these programs, though no assurance of such can be provided.

         In the three month periods ended March 31, 1996 and 1995, cash provided by (used in) financing activities was $5,448,006 and $(10,223), respectively. Cash flows from financing activities during the three months ended March 31, 1996 resulted from the sale of the Company's Common Stock upon exercise of warrants and options. Cash raised from financing activities will be directed by management to meet the increasing reserve and capital requirements of Camelback, to finance future acquisitions subject to identification of suitable candidates, and for general corporate purposes.

         At March 31, 1996 and December 31, 1995, the Company had cash and cash equivalents of $18,441,521 and $14,028,898, respectively. Cash and cash equivalents are invested in high investment grade instruments with maturities of less than 90 days. The Company also maintains cash reserves at its captive insurance company, Camelback Insurance, Ltd. ("Camelback"), as required by Reliance (see below for further discussion of Reliance). At March 31, 1996 and December 31, 1995, approximately $4.3 million and $4.5 million of the above cash and cash equivalents, respectively, was on deposit at Camelback of which $2.5 and $2.7 million respectively was held in trust as restricted cash. At March 31, 1996 and December 31, 1995, the Company had working capital of $16,876,385 and $8,589,176, respectively.

         Management expects that 1996 capital expenditures will exceed those incurred in 1995 to meet the continued technological needs of the Company's growing base of both leased and non-leased employees.

         Effective June 1, 1995, the Company is conducting substantially all of its risk management/workers' compensation services program through Camelback in coordination with Reliance. Under the Reliance program, policies are issued which provide first dollar workers' compensation coverage to the Company, its subsidiaries and the clients for which the Company is responsible to provide workers' compensation insurance coverage. While the insurance policies provide first dollar coverage, the Company has entered into agreements with Reliance under which Camelback is responsible for the first $250,000 of each workers' compensation claim with no aggregate to limit its liability. On September 19, 1995, the Company executed a Guarantee and Indemnification to Reliance National Risk Specialists, a division of Reliance

Insurance Company, which guarantees substantially all of the obligations of Camelback to Reliance. Individual workers' compensation claims in excess of $250,000 and up to the statutory limits of the states where the Company operates are the responsibility of Reliance. Employers liability coverage is provided under the Reliance program with a limit of $1,000,000. The Company also carries umbrella coverage with a limit of $25,000,000 that includes insurance coverage for employers liability. While the retention of the first $250,000 of individual workers' compensation claims and the capital requirements resulting from the establishment of a captive insurance subsidiary are intended to enhance profitability, these actions increase the Company's exposure to risk from workers' compensation claims. To reduce the Company's exposure to certain types of claims that would fall into the $250,000 retention, effective March 29, 1995, the Company secured Accidental Death & Dismemberment insurance from the Federal Insurance Company (Chubb) with a limit of $250,000 for certain categories of serious claims.

         The Company's arrangements with Reliance require it to make various payments to Reliance throughout the term of the arrangements. The payments include funds for taxes, fees and other expenses, plus funds set aside to pay claims (including expected claims for the life of the policy period). In April, 1996, the Company sent approximately $9.0 million in funds to Reliance of which approximately $3.5 million will be ceded to Camelback and placed into the trust account for payment of future claims. Reliance will cede the remaining funds to Camelback, net of certain administrative fees, which will remain unrestricted and available to the Company for use in the ordinary course. The increase in amount of funds due Camelback is a direct result of the Company's expanded leasing programs and increased risk management/workers' compensation programs to non-leased employees. Amounts payable to Reliance are subject to adjustment (potentially in materially adverse amounts) depending upon claims experience, numbers of employees and individual state taxes and assessments.

         Though the Company's program with Reliance commenced on June 1, 1995, the Company and Reliance currently are in the process of finalizing certain remaining terms of the program, including issues relating to the Company's cash flow requirements under the program. While the Company does not anticipate that it will be materially adversely affected by the outcome of the negotiations with respect to these points, there can be no assurance that this will be the case. The Company would be materially adversely affected by a termination of its arrangements with Reliance or nonrenewal of the arrangements upon their expiration in May 1996. Assuming continued growth of the Company's leasing services business and risk management/workers' compensation services program, the Company anticipates that it will be required under its arrangements with Reliance to set aside increasing amounts of funds for payment of claims and related administrative costs should its arrangements with Reliance be renewed.

         Under Bermuda law, Camelback must maintain statutory capital and surplus in an amount equal to at least 20% of the net premiums written through the Company's fronting arrangements, provided that the percentage requirement is reduced to 10% at such time as annualized premium volume reaches $6,000,000. Bermuda law also regulates the circumstances under which Camelback would be permitted to loan funds to its parent company. In the future, these factors may limit the ability of the Company to execute its planned growth strategy and may limit the ability of Camelback to transfer funds to its parent company (whether via dividend or otherwise).

         As of March 31, 1996, the Company did not have any outstanding loans or lines of credit.

         On October 2, 1995 the Company completed the acquisition of the principal assets of Hazar for approximately $7.0 million plus acquisition costs of approximately $480,000, payable in cash and by the assumption of certain liabilities. The Company acquired Hazar through ESI America, Inc. ("ESI America") its newly formed wholly owned subsidiary. Until fully paid, the cash portion of the purchase price is payable on an ongoing basis from the operating cash flow derived from the acquired assets, with a final payment due 18 months after closing if the purchase price exceeds the sum of the cash flow payments and assumed liabilities. Hazar was a staff leasing company which, together with some of its subsidiaries, has been operating under the protection of the federal bankruptcy laws. Certain of the acquired assets (located primarily in Massachusetts) were subject to certain tax liens at the time of closing. The Company has obtained a discharge of such liens conditioned upon its compliance with the Hazar purchase agreement.

         On March 18, 1996, the Company signed a letter of intent to acquire the assets of Ashlin Transportation Services, Inc. ("Ashlin"), an Indiana-based employee-leasing company specializing in the transportation industry. The Company has been providing risk management/workers' compensation services to Ashlin since February 1996. If completed, the acquisition would add approximately 1,200 leased employees and annualized revenues of approximately $48.0 million, to the Company's operations. Completion of the acquisition is subject to customary conditions, including preparation of definitive documentation and removal of certain liens affecting the assets.

         On May 13, 1996, the Company announced that it has exercised its option to acquire the assets of Employer Sources, Inc. (formerly LMS), a California based employee leasing company with approximately 1,350 leased employees as of March 31, 1996, and current expected annualized revenue of approximately $20.0 million. The option exercise price is $400,000.

    LMS is a subsidiary of Hazar, Inc. The Company acquired the principal assets of Hazar in October 1995. At the same time, the Company acquired an option to purchase the assets of LMS and, pursuant to a management agreement, commenced managing LMS' business.

         Management believes that cash generated from ongoing operations and the funds received from recent warrant exercises will satisfy the anticipated cash requirements of the Company's current operations over the next 12 months, though there can be no assurance that this will be the case. The Company's ability to continue funding its planned operations beyond the next 12 months is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

Outlook: Issues and Risks

         The Company believes that future growth opportunities in revenues and profits remain available. However, the following issues and risks, among others (including those discussed elsewhere herein), should also be considered in evaluating its outlook.

         Management of Rapid Growth. The Company's success will, in part, be dependent upon its ability to manage growth effectively. Since its formation, the Company has experienced rapid growth, which potentially places strains on the Company's management and personnel resources and systems. As part of its business strategy, the Company intends to pursue the continuation of this growth through means such as further development of its sales and marketing capabilities and acquisitions. The Company is unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. The Company competes for acquisition and expansion opportunities with many entities which may have substantially greater resources. There can be no assurance that the Company will be able to identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into its operations, or expand into new markets. Once integrated, acquisitions may not achieve comparable levels of revenues, profitability or productivity as the existing businesses of the Company or otherwise perform as expected.

         A substantial portion of the Company's historical and anticipated growth is attributable to its risk management/workers' compensation insurance services program. The potential risks associated with rapid growth in this area include lack of experience relating to new geographic markets and industries served, lack of experienced and trained personnel, and the need to upgrade operating systems.

         While management believes that significant growth can be achieved in the future, no assurance can be made that historical growth rates are sustainable. The Company recently established sales programs including a joint venture with a national insurance wholesaler targeted at potential clients through which it would provide risk management/workers' compensation services to non-leased employees, though there can be no assurance as to the rate at which such clients will be added. The growth of the program currently is substantially dependent upon the efforts of the wholesaler, and the prospects for the program will be materially adversely affected if the wholesaler's participation is ineffective or withdrawn. Part of the Company's strategy is to convert new risk management/workers' compensation services clients into employee leasing clients when appropriate. No assurance can be made as to the potential success of this strategy.

         Dependence on Reliance. The Company believes that its risk management/workers' compensation services program has been and will continue to be the key competitive factor in its growth and profitability. Effective for a one-year term commencing June 1, 1995, the Company's risk management/workers' compensation services program is being conducted in coordination with Reliance. Though the Company's program with Reliance commenced on June 1, 1995, the Company and Reliance currently are in the process of finalizing certain remaining terms of the program, including issues relating to the Company's cash flow requirements under the program. While the Company does not anticipate that it will be materially adversely affected by the outcome of the negotiations with respect to these points, there can be no assurance that this will be the case. The Company would be materially adversely affected by a termination of its arrangements with Reliance or by a failure to finalize the current negotiations successfully, or by a failure to accomplish a renewal of its relationship with Reliance on satisfactory terms upon expiration of the current program in May 1996.

         Adequacy of Loss Reserves. Under its workers' compensation arrangements with Reliance, the Company is responsible for the first $250,000 of each workers' compensation claim with no aggregate to limit the Company's liability. Under its health insurance arrangements with Nationwide Life Insurance Company, and John Alden Life Insurance Company ("Alden") the Company is responsible for the first $100,000 and $75,000 per covered individual per year, respectively. The Company's aggregate liability limit is based upon a formula tied to anticipated claims. The reserves for losses and loss adjustment expenses established by the Company with respect to its workers' compensation and health insurance programs are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses based on facts and circumstances then known, including industry data and historical experience. However, the establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that the Company's ultimate liability will not materially exceed its loss and loss adjustment expense reserves. This uncertainty is compounded in the Company's case by its rapid growth and limited experience. If the Company's reserves should be inadequate, the Company will be required to increase reserves or corresponding loss payments with a corresponding reduction in the Company's net income in the period in which the deficiency is identified. Losses in any particular period may be severe.

         Fluctuations in Quarterly Operating Results. The Company's revenues have generally increased on a quarter to quarter basis, though there can be no assurance this trend can be maintained. Leasing revenues in the fourth quarter of each year include the effects of bonus payrolls of leased employees, which are higher in December of each year. Gross profit margin relating to leasing revenues generally improves from quarter to quarter within a year, with the first quarter generally the least favorable and the fourth quarter the most favorable. Employment related taxes are based on the cumulative earnings of individual employees up to a specified wage level. Therefore, these expenses tend to decline over the course of the year. Since the Company's revenues for an individual client are generally earned and collected at a relatively constant rate throughout each year, payment of such unemployment tax obligations has an impact on the Company's working capital and results of operations during the first three months of each year. Other factors affecting the primary components of direct cost have enhanced or mitigated this tendency. Examples of these factors include the effects of trends in medical and workers' compensation claims, adjustments to benefit plans, and other factors. See "Adequacy of Loss Reserves," above.

         The Company's gross profit margin percentage is also materially affected by the mix of revenues attributable to employee leasing clients and clients to which the Company provides risk management/workers' compensation services, and the mix of such business if subject to variation from quarter to quarter. Gross profit margin percentage on revenues derived from risk management/workers' compensation services provided to non-leased employees tends to be significantly higher than gross profit margin percentage on revenues derived from the Company's employee-leasing clients because the gross profit margin percentage calculation with respect to employee leasing clients includes significant (and substantially offsetting) revenue and expense items relating to payroll and payroll-related costs associated with the leased employees. Quarterly results are also subject to fluctuation depending upon such factors as the timing of acquisitions, new contracts and contract terminations.

         Government Regulation. The Company is regulated by numerous federal laws relating to labor, tax and employment matters. Generally, these laws prohibit race, age, sex, disability and religious discrimination, mandate safety regulations in the workplace, set minimum wage rates and regulate employee benefits. Because many of these laws were enacted prior to the development of non-traditional employment relationships, such as employee leasing services, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. As a result, interpretive issues concerning the definition of the term "employer" in various federal laws have arisen pertaining to the employment relationship. Unfavorable resolution of these issues could have a material adverse effect on the Company's results of operations or financial condition. Compliance with these laws and regulations is time consuming and expensive. The Company's standard form of agreement provides that the client company is responsible for compliance with employment and employment-related laws and regulations, and that the parties are obligated to indemnify each other against breaches of the agreement. However, some legal uncertainty exists with respect to the potential scope of the Company's liability in the event of violations by its clients of employment, discrimination and other laws.

         The IRS has formed a Market Segment Study Group to examine whether professional employment organizations, including employee-leasing firms such as the Company, are the employers of leased employees under the Code provisions applicable to employee benefit plans and consequently are able to offer to leased employees benefit plans that qualify for favorable tax treatment. The Market Segment Study Group is also examining whether client company owners are employees of professional employment organizations under Code provisions applicable to employee benefit plans. The loss of tax-qualified status for 401(k) or various other benefit plans maintained by the Company could materially adversely affect the Company.

         The Company is subject to regulation by local and state agencies pertaining to a wide variety of labor related laws. As is the case with federal regulations discussed above, many of these regulations were developed prior to the emergence of the employee leasing industry and do not specifically address non-traditional employers. While many states do not explicitly regulate employee leasing companies, 15 states have passed laws that have licensing or registration requirements and at least four states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of employee-leasing firms. There can be no assurance that the Company will be able to satisfy licensing requirements or other applicable regulations of any particular state from time to time.

         Government Regulation Relating to Workers' Compensation Program. Camelback is subject to the insurance laws and regulations of Bermuda, which generally are designed to protect the interests of policyholders, as opposed to the interests of shareholders. Such laws and regulations, among other things, relate to capital and surplus levels, levels of dividends payable by subsidiaries to their parent companies, financial disclosure, reserve requirements, investment parameters and premium rates. In general, the regulatory authorities in Bermuda have broad administrative authority over Bermuda-domiciled insurers. Among other requirements and limitations, Bermuda law requires that Camelback must maintain statutory capital and surplus in an amount equal to at least 20% of the net premiums written through the Company's fronting arrangements, provided that the percentage requirement is reduced to 10% at such time as premium volume reaches at least $6 million. The Company is subject to additional requirements pursuant to its arrangements with Reliance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Bermuda also places certain limitations upon the transfer of statutory capital and surplus from Camelback to its parent company (whether via dividend or otherwise), and regulates the circumstances under which Camelback is permitted to loan funds to its parent company.

         The Company's risk management/workers' compensation services program is conducted via "fronting" arrangements with Reliance. The National Association of Insurance Commissioners ("NAIC") recently adopted a model act concerning "fronting" arrangements. No determination can be made as to whether, or in what form, such act may ultimately be adopted by any state. The model act requires reporting and prior approval of reinsurance transactions relating to these arrangements, and limits the amount of premiums that can be written under certain circumstances. At this stage, the Company is unable to predict whether the model act will affect its relationships with Reliance.

         State regulation requires licensing of any individual or entity soliciting the sale of workers' compensation insurance within that state. Licenses may be residential or non-residential and for both individuals and entities. The Company has formed ESI Risk Management Agency, Inc. ("RMA") in 1995, to address state regulation and licensing issues and act as the Company's sales and marketing arm for stand-alone risk management/workers' compensation services. Although RMA is not required to be licensed in any state since it is not directly soliciting the sale of workers' compensation insurance, RMA has voluntarily undertaken to become licensed in all 50 states and the District of Columbia. Currently, RMA is applying for and has received some state licenses.

         Health Care Reform Proposals. Various proposals for national health care reform have been under discussion in recent years, including proposals to extend mandatory health insurance benefits to virtually all classes of employees. Certain reform proposals have called for the inclusion of workers' compensation coverage in the reform package. While the Company is unable to predict whether or in what form health care reform will be enacted, aspects of such reform, if enacted, may have an adverse effect upon the Company's medical and workers' compensation insurance programs.

         Legal Uncertainties. There are many legal uncertainties about employee leasing, such as the extent of the leasing company's liability for violations of employment and discrimination laws. The Company may be subject to liability for violations of these or other laws even if it does not participate in such violations. The Company's form of client service agreement establishes the contractual division of responsibilities between the Company and its clients for various personnel management matters, including compliance with and liability under various governmental regulations. However, because the Company acts as a co-employer, the Company may be subject to liability for violations of these or other laws despite these contractual provisions and even if it does not participate in such violations. Although the client generally is required to indemnify the Company for any liability attributable to the conduct of the client, the Company may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities. In addition, employees of the client may be deemed to be agents of the Company, subjecting the Company to liability for the actions of such employees.

         Economic Uncertainties. State unemployment taxes and workers' compensation expense are, in part, determined by the Company's claims experience. Inflationary pressures on health care costs have been significant in the last several years. Claims experience also greatly impacts the Company's health insurance rates and claims cost from year to year. Should the Company experience a large increase in claims activity for unemployment, workers' compensation and/or health care, then costs in these areas would increase. Increased claims under partially self-insured and large deductible plans would immediately impact negatively on the Company's earnings, while such increases in fully-insured plans would raise the cost of such insurance at renewal. The Company would then have to determine how much of such increases to pass on to subscribers and leased employees. The Company may then have difficulty competing with the leasing companies that offer lower rates to clients. The Company has obtained accidental death and dismemberment insurance in an amount up to $250,000 per claim to limit its exposure to certain categories of serious claims.

         The Company has received a letter from The Arizona Department of Economic Security indicating that the Company has been assigned a higher state unemployment tax rate for the year ended December 31, 1994 than the Company believes it is entitled to. In consultation with legal counsel the Company believes that based on Arizona Revised Statutes it is entitled to the lower rate. The Company recorded expenses in 1994 based on the lower rate. If it were ultimately determined that the higher rate applies, the Company would owe approximately $500,000 (before interest) more than is reflected in the Company's March 31, 1996 financial statements. As of March 31, 1996, the compounded interest on such amount totaled approximately $95,000. The Company would be required to record these amounts as an additional expense and liability if, at any time in the future, it became apparent that it was probable that the Company would not prevail in this matter.


         Credit Risks. The Company conducts only a limited credit investigation prior to accepting most new clients and thus may encounter collection problems which would adversely affect its cash flow. The nature of the Company's business is such that a small number of client credit failures would have an adverse effect on its business and financial condition.

         Inflation. Fees charged to the Company's clients under the Company's workers' compensation insurance program and partially self-insured medical insurance program are established before the amounts of losses and loss adjustment expenses, or the extent to which inflation may affect such amounts, are known. While the Company attempts to anticipate the potential impact of inflation in establishing its fees and reserves, actual inflation may be greater than anticipated.



OTHER INFORMATION - PART II

Item 1. Legal Proceedings
- - -------------------------

         The Company was named as a defendant in a lawsuit filed by M & M Building Services, Inc. in the Superior Court of the State of Arizona, Maricopa County, in March 1996 challenging the manner in which the Company billed plaintiff for payroll taxes. The complaint alleges improper billing practices and other causes of action and seeks unspecified damages and injunctive relief. The suit purports to be brought as a class action, although no class action certification has yet been sought. The Company intends to defend the matter vigorously.

         With the exception of the foregoing action, the Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business that the Company believes would not have a material adverse effect on its financial condition or results of operations.

Item 6. Exhibits and reports on Form 8-K

         (a)      Exhibits
                  --------
                  27 Finacial Data Schedule

         (b)      Reports on Form 8-K
                  -------------------
                  No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES


                  In accordance with the requirements of The Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   EMPLOYEE SOLUTIONS, INC.


Date:   May 14, 1996
        ------------                               /s/ Marvin D. Brody
                                                   -------------------
                                                   Marvin D. Brody
                                                   Chief Executive Officer


                                                   /s/ Morris C. Aaron
                                                   -------------------
                                                   Morris C. Aaron
                                                   Chief Financial Officer