Form 10-Q
period 1996-06-30
EMPLOYEE SOLUTIONS INC
filed 1996-08-15
CIK 904897

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


         (Mark One)

         [X]  Quarterly  report  under  Section  13 or 15(d) of the  Securities
               Exchange Act of 1934

                  For the quarterly period ended     June  30, 1996
                                                  -----------------------------

         [ ]  Transition  report  under  Section 13 or 15(d) of the  Securities
               Exchange Act of 1934

                  For the transition period from ______________ to _____________

Commission file number  0-22600
                        ---------------------------------------

                            EMPLOYEE SOLUTIONS, INC.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

   Arizona                                                        86-0676898
- -------------------------------                              ----------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              identification No.)

            2929 E. Camelback Road, Suite 220, Phoenix, Arizona 85016
- --------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  602-955-5556
- --------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

- --------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---
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
Yes      No
    ---     ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,505,754 Common Shares, no par value, were outstanding as of August 12, 1996.

                            EMPLOYEE SOLUTIONS, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      INDEX

                                                                                        Page
                                                                                       Number
                                                                                       ------
PART I.   FINANCIAL INFORMATION


  Item 1. Financial Statements

                  Consolidated Balance Sheets - June 30, 1996 (Unaudited) and
                  December 31, 1995 (Audited)............................................3

                  Unaudited Consolidated Statements of Operations for the
                  Three Months and Six Months Ended June 30, 1996 and 1995...............4

                  Unaudited Consolidated Statement of Changes in Stockholders'
                  Equity for the Six Months Ended June 30, 1996..........................5

                  Unaudited Consolidated Statements of Cash Flows for the
                  Six Months Ended  June 30, 1996 and 1995...............................6

                  Notes to Unaudited Consolidated Financial Statements...................8

  Item 2.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................14

PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings.....................................................26

  Item 4.         Submission of Matters to a Vote of Security Holders...................27

  Item 6.         Exhibits and Reports on Form 8-K......................................28


SIGNATURES..............................................................................28

                            EMPLOYEE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                     June 30, 1996       December31,1995
                                                                                     -------------       ---------------
                                                                                      (Unaudited)           (Audited)
      Current Assets:
        Cash and cash equivalents....................................................$  10,717,673       $   14,028,898
        Restricted cash..............................................................    5,000,000            2,742,380
        Accounts receivable, net.....................................................   24,363,339            7,844,854
        Notes receivable, including related  parties.................................      475,491              107,322
        Prepaid expenses and deposits................................................    1,525,276              379,352
        Deferred income taxes........................................................      185,727              334,255
                                                                                     -------------       --------------
         Total Current Assets........................................................   42,267,506           25,437,061

     Property and equipment, net.....................................................      885,459              439,579
     Other assets, net...............................................................   17,971,739           10,963,012
                                                                                     -------------       --------------
         Total Assets................................................................$  61,124,704       $   36,839,652
                                                                                     =============       ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
        Bank overdraft...............................................................$   1,604,295       $    3,751,757
        Accrued salaries, wages and payroll taxes....................................   16,064,474            6,680,862
        Accrued workers' compensation and health insurance...........................    3,125,489            2,463,012
        Accrued pension contributions................................................       17,954              130,984
        Accounts payable.............................................................    1,636,900              982,738
        Income taxes payable.........................................................        --               2,206,978
        Other accrued expenses.......................................................    2,265,034              631,554
                                                                                     -------------       --------------
         Total Current Liabilities...................................................   24,714,146           16,847,885
                                                                                     -------------       --------------

     Deferred income taxes...........................................................       43,000               48,913
                                                                                     -------------       --------------


     Commitments and Contingencies

     Stockholders' Equity:
        Class  A  convertible  preferred  stock,   non-voting,   no  par  value,
          10,000,000  shares  authorized,  0 shares in 1996 and 0 shares in 1995
          issued and outstanding.....................................................      --                   --
        Common stock, no par value, 75,000,000 shares authorized, and
           30,505,754 shares issued and outstanding in 1996,
          26,747,196 shares issued and 26,652,272 shares
          outstanding in 1995........................................................   26,561,941           15,937,789
        Retained earnings............................................................    9,805,617            4,336,493
        Treasury stock, 0 shares of common stock in 1996 and 94,924 shares
           in 1995, at cost..........................................................      --                  (331,428)
                                                                                     -------------       --------------
         Total Stockholders' Equity..................................................   36,367,558           19,942,854
                                                                                     -------------       --------------

         Total Liabilities and Stockholders' Equity..................................$  61,124,704       $   36,839,652
                                                                                     =============       ==============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                    Three Months Ended June 30,       Six Months Ended June 30,
                                                                    ---------------------------       -------------------------
                                                                        1996            1995            1996              1995
                                                                        ----            ----            ----              ----

Revenues......................................................    $ 91,007,672    $  29,158,964    $ 164,941,702    $  57,958,847
Cost of revenues .............................................      82,181,484       26,525,568      148,445,598       53,499,343
                                                                    ----------       ----------       ----------       ----------

Gross profit .................................................       8,826,188        2,633,396       16,496,104        4,459,504
Selling, general and administrative expenses .................       3,428,623        1,409,834        6,975,184        2,700,066
Depreciation and  amortization ...............................         334,060           73,699          653,987          145,211
                                                                    ----------       ----------       ----------       ----------

         Income from operations ..............................       5,063,505        1,149,863        8,866,933        1,614,227
                                                                    ----------       ----------       ----------       ----------
Other income (expenses):
  Interest income ............................................         223,054           38,446          410,044           77,557
  Interest expense ...........................................          (4,371)          (3,546)          (7,198)          (5,649)
  Minority interest ..........................................            --             73,100             --            124,244
                                                                    ----------       ----------       ----------       ----------
                                                                       218,683          108,000          402,846          196,152
                                                                    ----------       ----------       ----------       ----------

Income before
  provision for income taxes .................................       5,282,188        1,257,863        9,269,779        1,810,379
Income tax provision .........................................       2,166,153          566,838        3,800,655          809,667
                                                                    ----------       ----------       ----------       ----------

         Net income ..........................................    $  3,116,035    $     691,025    $   5,469,124    $   1,000,712
                                                                    ==========       ==========       ==========       ==========

Net income per common
  and common equivalent shares
  outstanding:
   -Primary...................................................    $        .10    $         .03    $          .17    $         .05
   -Fully diluted.............................................    $        .10    $         .03    $          .17    $         .05
                                                                    ==========       ==========       ==========       ==========

Weighted average number of common
  and common equivalent shares outstanding
   -Primary ..................................................      32,564,993       21,101,948       32,200,621       21,101,948
   -Fully diluted ............................................      32,564,993       21,101,948       32,276,888       21,101,948
                                                                    ==========       ==========       ==========       ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                   (UNAUDITED)

                                                                                                                       Total
                                                     Preferred          Common          Retained        Treasury    Stockholders'
                                                       Stock             Stock          Earnings          Stock        Equity
                                                      --------         ---------        --------        --------     ----------
BALANCE at December 31, 1995 ......................   $  --          $ 15,937,789    $  4,336,493   $   (331,428)   $ 19,942,854

Issuance of 388,150 shares of common stock
    in connection with exercise of
    stock options .................................      --               810,380            --             --           810,380

Exercise of Warrants to 2,816,000
     shares of common stock .......................      --             6,565,000            --             --         6,565,000

Issuance of 648,000 shares in connection  with
    acquisition  of  Employee  Solutions-East, Inc.
    (Note 4) ......................................      --             3,580,200            --             --         3,580,200

Cancellation of treasury stock ....................      --              (331,428)           --          331,428            --

Net Income ........................................      --                  --         5,469,124           --         5,469,124
                                                      --------       ------------    ------------   ------------    ------------

BALANCE at June 30, 1996 ..........................   $  --          $ 26,561,941    $  9,805,617   $       --      $ 36,367,558
                                                      ========       ============    ============   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                     1996                    1995
                                                                                  ----------                -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers............................................$    150,938,252              $  55,368,805
     Cash paid to suppliers and employees....................................    (147,365,041)               (53,500,548)
     Interest received.......................................................         329,809                     72,356
     Interest paid...........................................................          (6,125)                    (5,648)
     Income taxes paid, net of refunds.......................................      (6,065,872)                (1,076,553)
                                                                             -------------------             ------------
            Net cash used by operating activities............................      (2,168,977)                   858,412
                                                                             -------------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment......................................        (416,325)                  (114,542)
     Business acquisitions...................................................      (1,627,795)                      --
     Cash invested in restricted accounts....................................      (2,357,620)                  (763,505)
     Disbursements for loans to related parties..............................        (322,370)                   (49,814)
     Received from collection of loans to related parties....................          41,000                    304,767
     Decrease (increase) in deferred acquisition and
       deferred startup costs................................................        (157,950)                    49,252
                                                                             -------------------             ------------
                  Net cash used in investing activities......................      (4,841,060)                  (573,842)
                                                                             -------------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock.............................................       7,490,827                      --
     Cash overdraft..........................................................      (3,751,757)                     --
     Proceeds from paid in capital...........................................          --                          --
     Increase in deferred offering and registration costs....................         (40,258)                   (21,021)
                                                                             -------------------             ------------
         Net cash provided by (used in) financing activities.................       3,698,812                    (21,021)
                                                                             -------------------             ------------
Net increase (decrease) in cash and cash equivalents.........................      (3,311,225)                   263,549

CASH AND CASH EQUIVALENTS, beginning of period...............................      14,028,898                  1,947,645
                                                                             -------------------             ------------
CASH AND CASH EQUIVALENTS, end of period.....................................$     10,717,673                $ 2,211,194
                                                                             ===================             ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                   1996               1995
                                                                                 ----------       --------
RECONCILIATION OF NET INCOME
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Net income.................................................................$  5,469,124          $ 1,000,712
                                                                                ------------          -----------
ADJUSTMENTS TO RECONCILE NET
  INCOME TO NET CASH USED IN OPERATING ACTIVITIES:
         Depreciation and mortization ..........................................     653,987              145,211
         Minority interest......................................................       --                (124,244)
         Write off of deferred acquisition costs ...............................       --                  45,496
         Increase in accounts receivable, net .................................. (14,033,776)          (2,519,199)
         Increase in prepaid expenses and deposits .............................    (982,065)              (6,268)
         Decrease (increase) in deferred income tax assets .....................     148,528             (231,835)
         (Increase) decrease in other assets ...................................     (80,388)                 256
         (Decrease) increase in accounts payable ...............................    (687,881)             521,273
         Decrease in accrued pension contributions .............................    (113,030)             (20,664)
         Increase in accrued  salaries, wages and
           payroll taxes .......................................................   7,653,190            1,446,411
         Decrease in income taxes payable ......................................  (2,375,842)             (12,332)
         Increase in accrued workers'
           compensation and health insurance ...................................     944,405              545,667
         Increase in other accrued expenses ....................................   1,246,025               81,281
         Decrease in deferred income
           tax liabilities .....................................................     (11,254)             (13,353)
                                                                                ------------          -----------
                                                                                  (7,638,101)            (142,300)
                                                                                ------------          -----------
                  Net cash (used in) provided by operating activities ..........$ (2,168,977)         $   858,412
                                                                                ============          ===========

                      The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996


NOTE 1:  BASIS OF PRESENTATION
         ---------------------
The accompanying unaudited consolidated financial statements of Employee Solutions, Inc. (together with its subsidiaries, the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. Results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

NOTE 2:  NET INCOME PER SHARE
         --------------------
The Company used the modified treasury stock method prescribed by Accounting Principles Board Opinion No. 15 to compute net income per share for the three month and six month periods ended June 30, 1995 since the number of warrants and options outstanding was in excess of 20% of common shares issued and outstanding. The Company used the treasury stock method for the three and six month periods ended June 30, 1996 since the number of warrants and options outstanding was less than 20% of common shares issued and outstanding. The computation of adjusted net income and weighted average common and common equivalent shares used in the calculation of net income per common and common equivalent share is as follows:

                               Three Months Ended June 30,                                  Six Months Ended June 30,
                               ---------------------------                                  -------------------------
                           1996                          1995                           1996                         1995
                -----------------------       ----------------------        ----------------------        ---------------------
                Primary          Fully        Primary         Fully         Primary         Fully         Primary        Fully
                -------          -----        -------         -----         -------         -----         -------        -----
                                Diluted                      Diluted                       Diluted                      Diluted
                                -------                      -------                       -------                      -------
Weighted
average
of common
shares
outstanding     30,413,227     30,413,227    21,101,948     21,101,948     30,175,511     30,175,511     21,101,948    21,101,948

Dilutive
effect of
options and
warrants
outstanding      2,151,766      2,151,766       N/A             N/A         2,025,110    2,101,377           N/A           N/A
                ----------     ----------    ----------     ----------     ----------     ----------     ----------    ----------
Weighted
average
of common
and
common
equivalent      32,564,993     32,564,993    21,101,948     21,101,948     32,200,621     32,276,888     21,101,948    21,101,948
shares          ==========     ==========    ==========     ==========     ==========     ==========     ==========    ==========

                           Three Months Ended June 30,                                 Six Months Ended June 30,
                           ---------------------------                                 -------------------------
                          1996                         1995                           1996                          1995
                ---------------------        ---------------------        ----------------------        ----------------------
                Primary        Fully         Primary        Fully         Primary         Fully         Primary         Fully
                -------        -----         -------        -----         -------         -----         -------         -----
                              Diluted                      Diluted                       Diluted                       Diluted
                              -------                      -------                       -------                       -------
Net income
                $3,116,035    $3,116,035       $691,025      $691,025     $5,469,124      $5,469,124    $1,000,712     $1,000,712
Adjustment
to net
income              (5,943)       (5,943)         --            --           (11,886)        (11,886)        --             --
                ----------    ----------      ---------     ---------     ----------      ----------    ----------     ----------

Adjusted
net income
for
purposes
of the
common and
common
equivalent
shares
calculation     $3,110,092    $3,110,092      $ 691,025     $ 691,025     $5,457,238      $5,457,238    $1,000,712     $1,000,712
                ==========    ==========      =========     =========     ==========      ==========    ==========     ==========
Net income
per
common and
common
equivalent
share           $     .10      $    .10      $     .03     $     .03      $     .17      $      .17    $      .05      $     .05
                =========      ========      =========     =========      =========      ==========    ==========      =========


As of June 30, 1996, the Company had approximately 120,000 common stock purchase warrants and 2,858,452 stock options outstanding.

NOTE 3: REVOLVING LINE OF CREDIT
        ------------------------

During the second quarter of 1996, the Company entered into a three year unsecured revolving credit facility totaling $4.0 million. The new revolving credit facility provides for borrowings at the prime rate of interest. The Company pays a facility fee on the unused portion of the commitment. No funds have been borrowed under this revolving credit facility as of June 30, 1996, and such facility was terminated on August 1, 1996. (See note 9-Subsequent Events.)

NOTE 4: ACQUISITION OF EMPLOYER SOURCES, INC.
        -------------------------------------

On May 20, 1996, the Company completed the acquisition of the principal assets of Employer Sources, Inc. (formerly known as LMS), a California based employee leasing company with approximately 1,350 leased employees as of March 31, 1996, for $400,000 in cash and assumed liabilities. The Company acquired Employer Sources through Employee Solutions of California, Inc. a newly formed wholly owned subsidiary.

Prior  to  the  purchase,   the  Company   provided   risk   management/workers'
compensation services and other management services to Employer Sources.

NOTE 5:   ACQUISITION OF ASHLIN TRANSPORTATION SERVICES, INC.
          ---------------------------------------------------

On June 1, 1996, the Company completed the acquisition of the principal assets of Ashlin Transportation Services, Inc. ("Ashlin"), an Indiana based employee leasing company specializing in the transportation industry. The Company acquired the assets of Ashlin through ESI-Midwest, Inc. ("ESIM"), a newly formed wholly owned subsidiary.

For approximately five months prior to the purchase, the Company provided risk management/workers' compensation coverage to Ashlin. The purchase price has been paid in cash and assumed liabilities for a total purchase price of approximately $1.2 million.

NOTE 6:   ACQUISITION OF TEAM SERVICES
          ----------------------------

On June 22, 1996, the Company completed the purchase of all of the outstanding capital stock of GCK Entertainment Services I, Inc. and Talent, Entertainment and Media Services, Inc. (collectively, "TEAM Services"). TEAM Services is a Burbank, California based company specializing in leasing commercial talent, musicians and recording engineers to the music and advertising segments of the entertainment industry. In connection with the acquisition, the Company will assume net liabilities of approximately $750,000 which will be recorded as goodwill and amortized over a 15 year life. The purchase price will be the sum of the net liabilities assumed at closing plus four times (4X) total TEAM Services' pre-tax income for the twelve month period ending June 30, 1999. The purchase price will be paid in the form of net assumed liabilities and the Company's unregistered common stock. The unregistered shares are entitled to certain piggyback and demand registration rights.

Jeffery Colby, a member of the Company's Board of Directors and a principal shareholder of TEAM Services, has served as Chief Executive Officer of TEAM Services since 1993. Mr. Colby will remain on the Company's Board and enter into an employment agreement with the Company pursuant to which he will provide, among other services, certain marketing services. The purchase price payable under the TEAM Services acquisition agreement will be increased to the extent of designated amounts generated by Mr.
Colby under such agreement.

NOTE 7:  UNAUDITED PRO FORMA FINANCIAL INFORMATION
         -----------------------------------------

As discussed in Form 10-K for the year ended December 31, 1995, the Company completed the acquisition of the principal assets of Hazar, Inc. and certain of its subsidiaries through ESI America, Inc. ("ESI America") on October 2, 1995.

The following unaudited pro forma combined financial data give effect to the combined historical results of operations of the Company and ESI America for the six months ended June 30, 1995, and assumes that the acquisition had been effective as of the beginning of the period.

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

                                                             June 30, 1995
                                                             -------------

         Total revenues                                       $120,944,000
         Net loss                                             $ (1,288,000)

         Net income (loss) per common and common
           equivalent share
                  -Primary                                    $      (0.06)
                  -Fully diluted                              $      (0.06)

         Weighted average number of common and
           common equivalent shares outstanding
                  -Primary                                      21,101,948
                  -Fully diluted                                21,101,948

NOTE 8:  CONTINGENCIES
         -------------

The Company has received a letter from the Arizona Department of Economic Security indicating that the Company has been assigned a higher state unemployment tax rate for calendar year 1994 than the Company believes it is entitled to. In consultation with legal counsel the Company believes that based on Arizona Revised Statutes it is entitled to the lower rate. If it was ultimately determined that the higher rate applies, the Company would owe $500,000 (before interest and the income tax effect) more than is reflected in the Company's June 30, 1996 and December 31, 1995, financial statements. As of June 30, 1996, the compounded interest totaled approximately $110,000.

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

During the quarter ended June 30, 1996, the Company received payroll tax penalty notices from the Internal Revenue Service and various states, relating to the acquired operations of ESI-America, Inc. (formerly Hazar) alleging certain late payment of payroll taxes during the quarter ended March 31, 1996. The Company also became aware that penalty notices were also received by Friday Management, Inc. (a subsidiary of Hazar) ("FMI") alleging late payment of payroll taxes during the quarter ended December 31, 1995. The Company acquired the assets of FMI effective January 1, 1996 and provided limited management services to FMI pursuant to a management agreement from October 2, 1995 to December 31, 1995. The penalties assessed against the Company and FMI were approximately $377,000 and $390,000, respectively. The Company believes that circumstances surrounding the tax issues are unique, and non-recurring in nature. While abatement of the asserted penalties is being pursued vigorously, it is not possible to predict whether the Company will be successful in abating these penalties. The Company would be required to record these amounts as an additional expense and liability if, at any time in the future, it became apparent that it was probable that the Company would not prevail in this matter.

NOTE 9:  SUBSEQUENT EVENTS
         -----------------

         Common Stock Split

On June 26, 1996, the Board of Directors authorized a two-for-one common stock split, effected in the form of a 100% stock dividend, effective on July 26, 1996, to shareholders of record at the close of business on July 12, 1996. In this report, all per share amounts and numbers of shares, including options and warrants, have been restated to reflect this stock split.

         Acquisition of Leaseway Personnel Corp. and Leaseway Personnel, Inc.

The Company has completed the acquisition of the principal assets of Leaseway Personnel Corp. and Leaseway Administrative Personnel, Inc. (collectively, "Leaseway") effective August 1, 1996 for approximately $24 million in cash, plus deferred acquisition costs of approximately $150,000. The Company acquired the assets of Leaseway through Logistics Personnel Corp. ("LPC") (formerly, Employee Solutions of Florida, Inc.) a wholly owned subsidiary. LPC is an employee leasing company providing permanent and temporary private carriage truck drivers, as well as non-driver employees, including warehouse workers, mechanics, dispatchers, and administrative personnel to approximately 180 clients in 41 states.


         Long-term Debt

On August 1, 1996, the Company entered into a three year $35 million revolving credit facility for the purposes of acquisition financing, working capital and general corporate purposes. The revolving credit facility provides for various borrowing rate options including borrowing rates based on a fixed spread of .25% over prime or 250 basis points over the London Interbank Offered Rate (LIBOR). The Company pays a commitment fee of 3/8% on the unused portion of the line. Total costs incurred in obtaining this facility were approximately $400,000 and will be amortized over the life of the facility. The principal loan covenants are as follows: current ratio of at least 1.4 to 1; total liabilities to net worth of not more than 2 to 1; total funded debt to earnings before taxes, depreciation and amortization of 2 to 1. The facility includes certain other covenants and is secured by substantially all of the Company's assets.

The Company borrowed approximately $23.5 million under the revolving credit facility on August 1, 1996 to finance its acquisition of Leaseway.

         Receivable Reimbursement

Effective January 1, 1995, the Company acquired Employment Services of Michigan, Inc. (subsequently renamed Employee Solutions-Midwest, Inc. ("ESM")). ESM has entered into a management agreement with Phoenix Capital Management, Inc. ("PCM"), a corporation owned by the seller of ESM, whereby PCM handles administrative services, benefits and payroll processing for all ESM employees for a fee generally equal to a per check charge plus a percentage of ESM's pre-tax profits (as defined), less certain tax payments. In connection with providing management services to ESM, PCM is involved in credit decisions with regard to ESM clients. In this regard, PCM has agreed to reimburse ESM under certain circumstances should collectability issues arise with regard to designated ESM receivables. Pursuant to this arrangement, PCM reimbursed ESM in the amount of approximately $568,330 in connection with a receivable due from a former ESM client which recently commenced bankruptcy proceedings.

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

Results of Operations--Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995.

                                                                           Percent
                                                           1996            Change                  1995
                                                            ----           ------                  ----
Revenues                                                $91,007,672        212%                 $29,158,964

Cost of revenues                                         82,181,484        210%                  26,525,568

Gross profit                                              8,826,188        235%                   2,633,396

Selling, general and administrative                       3,428,623        143%                   1,409,834

Depreciation and amortization                               334,060        353%                      73,699

Interest income                                             223,054        480%                      38,446

Net income                                                3,116,035        351%                     691,025

    Net income for the three months ended June 30, 1996 was $3,116,035 or $0.10 per fully diluted share, reflecting significant growth from second quarter 1995 net income of $691,025 or $0.03 per fully diluted share. Revenues of $91,007,672 for the three months ended June 30, 1996 were 212% higher than the same period in 1995. The growth results from the integration of several acquisitions including Hazar, Inc. and certain of its subsidiaries ("Hazar"), Pokagon Office Services, Inc., Employer Sources, Inc., Ashlin Transportation Services, Inc., and TEAM Services; the growth in the Company's risk management/workers' compensation program; the success of direct sales and marketing efforts of Employee Solutions-East, Inc. ("ESEI"), and the efficient administration of existing business.

Revenues
    Revenues increased from $29,158,964 for the three months ended June 30, 1995 to $91,007,672 for the six months ended June 30, 1996, a 212% increase. The increase in revenues was partially due to sales from the Company's expanded sales force through ESEI. Acquisitions occurring after the second quarter ended June 30, 1995 accounted for revenues of approximately $10.0 million in the quarter ended June 30, 1996. The number of leased employees increased from approximately 5,200 at June 30, 1995 to approximately 24,300 at June 30, 1996. In 1995, the Company commenced placing risk management/workers' compensation services to clients which are not employee-leasing clients of the Company. As of June 30, 1996, the Company provided risk management/workers' compensation services to approximately 15,000 non-leased employees compared to 8,000 at June 30, 1995 (most of which were Hazar employees). The significant components of revenues are payments received from customers for gross salaries and wages paid to leased employees and the Company's service fee which includes, but is not limited to, related payroll charges, risk management/workers' compensation services, health care benefits, and retirement benefits, as well as payments received from stand-alone risk management/workers' compensation clients.

Cost of revenues
         Cost of revenues, which primarily includes salaries and wages paid to leased employees, related payroll taxes, health care and workers' compensation insurance costs and retirement benefit costs, increased 210% from $26,525,568 in the three months ended June 30, 1995 to $82,181,484 in the three months ended June 30, 1996. This increase is primarily due to the increase in the Company's business as explained in the paragraph above. Workers' compensation costs decreased on a per leased employee basis during the three months ended June 30, 1996 compared to 1995 due to the Company's ability to execute effectively its risk management programs which include on-site safety programs, active claims management and efficient execution of claims processing. In addition, the risk management/workers' compensation program utilized the Company's captive offshore insurance subsidiary, Camelback Insurance, Ltd. ("Camelback") for a full quarter in 1996 versus only one month in the quarter ended June 30, 1995, as the captive was not activated until May 1995.

Gross profit
         The Company's gross profit margin increased from 9.0% in the three months ended June 30, 1995 to 9.7% in the three months ended June 30, 1996. This increase primarily was attributable to an increase in risk management/workers' compensation services related to non-leased employees. Gross profit margin on revenues derived from risk management/workers' compensation services provided to non-leased employees tends to be significantly higher than gross profit margin on revenues derived from the Company's employee leasing clients because the gross profit margin calculation with respect to employee leasing clients includes significant (and substantially offsetting) revenue and expense items relating to payroll and payroll-related costs associated with the leased employees. The margin is affected in significant part by the mix of revenues derived from employee leasing clients and clients for which the Company provides only risk management/workers' compensation services. The level of gross profit margin reported for the three months ended June 30, 1996 may not be sustainable in future periods.

Selling, general and administrative
         Selling, general and administrative expenses increased by $2,018,789 or 143% from $1,409,834 for the three months ended June 30, 1995 to $3,428,623 for the three months ended June 30, 1996. As a percent of gross profit, selling, general and administrative expenses decreased from 54% to 39% at June 30, 1995 and 1996, respectively. Factors contributing to the increase in selling, general and administrative expenses in the second quarter 1996 over 1995 are the integration of the operations of various acquisitions including, the acquisition by the Company of the remaining 99% interest in ESEI effective January 1, 1996, offset by an increase from 55 corporate employees at June 30, 1995 to approximately 150 at June 30, 1996, resulting in a significant increase in personnel costs, and the expansion of the Company's office space. These factors which caused increases in selling, general and administrative expenses were partially mitigated by improved systems utilization and economies of scale achieved within the Company's operations including consolidation of acquired companies' administration. The Company's general liability insurance costs have increased due in part to the added corporate staff, and increased costs for directors and officers liability insurance. Commission expenses increased in the three month period ended June 30, 1996 compared to 1995 given the increase in revenues discussed above. Selling, general and administrative expenses are expected to continue to increase to meet the needs of new business. The most extensive growth in selling, general and administrative expenses has been in the area of risk management/workers' compensation services. This trend is expected to continue into the foreseeable future.

Depreciation and amortization
         Depreciation and amortization represented depreciation of property and equipment and amortization of organizational costs, customer lists and goodwill in the three months ended June 30, 1996 and 1995. The increase was due primarily to depreciation of new phone and computer systems and goodwill amortization resulting from acquisitions, with Hazar being the most significant.

Interest income
         Interest income increased from $38,446 for the three months ended June 30, 1995 to $233,054 for the three months ended June 30, 1996, primarily due to interest earned on both the restricted cash held for the future payment of workers' compensation claims at Camelback and cash held at the corporate level raised through the exercise of common stock purchase warrants and through operations. The Company anticipates its interest expense will significantly increase in future periods due to amounts borrowed under its new revolving credit facility. See, "Liquidity and Capital Resources."

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

Results of Operations -- Six Months Ended June 30, 1996 Compared With the Six Months Ended June 30, 1995

         Revenues  increased from  $57,958,847 in 1995 to  $164,941,702 in 1996.
The increase in revenues was primarily due to the increased number of leased employees, the acquisition of various companies as described above and the revenue generated from non-leasing clients which the Company provides risk management/workers' compensation services to their employees.

         Cost of revenues increased from $53,499,343 in 1995 to $148,445,598 in 1996. This increase was primarily due to the factors described in the paragraph above.

         The Company's gross profit margin increased from 7.7% in the six months ended June 30, 1995 to 10.0% in the six months ended June 30, 1996. This increase was attributable to the growth in the Company's risk management/workers' compensation program, slightly offset by the Company's higher Arizona unemployment tax rate. The level of gross profit margin reported for the six months ended June 30, 1996 may not be sustainable in future periods. The margin is affected in significant part by the mix of revenues derived from employee leasing clients and clients for which the Company provides only risk management/workers' compensation services.

         General and administrative expenses increased by $4,275,118 from $2,700,066 in 1995 to $6,975,184 in 1996. The increase is due to the acquisitions mentioned above and the reasons enumerated in the sections above comparing the quarters ended June 30, 1995 and 1996.

         Depreciation and amortization represented depreciation of property and equipment and amortization of organizational costs, customer lists and goodwill in the six months ended June 30, 1996 and 1995. The increase was due primarily to depreciation of new phone and new computer systems and goodwill amortization resulting from acquisitions, with Hazar being the most significant.

Liquidity and Capital Resources

         The Company defines liquidity as the ability to mobilize cash. The Company's primary sources of cash have been from operations and financing activities. In the six month periods ended June 30, 1996 and 1995, cash provided by (used in) operating activities was $(2,168,977) and $858,412, respectively. Operating cash flows are derived from customers for leasing services rendered by the Company and for risk management/workers' compensation services provided to non-leased employees. Payments from leasing customers typically are received on or within a few days of the date on which payroll checks are delivered to customers, and cover the cost of the payroll, payroll taxes, insurance, other benefit costs and the Company's administration fee. Risk management/workers' compensation services are billed in accordance with individual policies. The revenues of risk management/workers' compensation services are expected to cover the costs of insured losses and selling, general and administrative expenses related to these programs, though no assurance of such can be provided. Certain employee leasing clients, primarily those of Team Services, are extended credit terms which is customary for their market segment. Also, as the Company enters into new market segments, as with Team Services and Leaseway, working capital needs are expected to increase because of customary credit terms extended to customers.

         In the six month periods ended June 30, 1996 and 1995, cash provided by (used in) financing activities was $3,698,812 and $(21,021), respectively. Cash flows from financing activities during the six months ended June 30, 1996 resulted primarily from the sale of the Company's Common Stock upon exercise of warrants and options offset by cash used to fund bank overdrafts of acquired companies. Cash raised from financing activities will be directed by management to meet the increasing reserve and capital requirements of Camelback, to finance future acquisitions subject to identification of suitable candidates, and for general corporate purposes.

         At June 30, 1996 and December 31, 1995, the Company had cash and cash equivalents of $10,717,673 and $14,028,898, respectively. Cash and cash equivalents are invested in high investment grade instruments with maturities of less than 90 days. Certain amounts of restricted cash (see below) may have maturities beyond 90 days but are highly liquid. The Company also maintains cash reserves at its captive insurance company, Camelback Insurance, Ltd. ("Camelback"), as required by Reliance (see below for further discussion of Reliance). At June 30, 1996 and December 31, 1995, in addition to the above cash, approximately $5.0 million and $2.7 million were on deposit at Camelback which was held in trust as restricted cash. At June 30, 1996 and December 31, 1995, the Company had working capital of $17,534,360 and $8,589,176, respectively.

         Management expects that 1996 capital expenditures will exceed those incurred in 1995 to meet the continued technological needs of the Company's growing base of both leased and non-leased employees.

         The Company operates a captive offshore insurance company, Camelback Insurance, Ltd. ("Camelback"), chartered in Bermuda. Effective June 1, 1995, the Company began conducting substantially all of its risk management/workers' compensation services through Camelback. Camelback was established to provide the Company with the opportunity to enhance profitability of its risk management/workers' compensation program through greater control of the risk management process. Under Bermuda law, Camelback must maintain statutory capital and surplus in an amount equal to at least 20% of the net premiums written through the Company's fronting arrangements, provided that the percentage requirement is reduced to 10% at such time as annualized premium volume reaches $6,000,000. Bermuda law also regulates the circumstances under which Camelback would be permitted to loan funds to its parent company. In the future, these factors may limit the ability of the Company to execute its planned growth strategy and may limit the ability of Camelback to transfer funds to its parent company (whether via dividend or otherwise).

         The Company entered into an arrangement with Reliance National Indemnity in 1994. Under the Reliance program, policies are issued which provide first dollar workers' compensation coverage to the Company, its subsidiaries and the clients for which the Company is responsible to provide workers' compensation insurance coverage. While the insurance policies provide first dollar coverage, the Company has entered into agreements with Reliance under which Camelback is responsible for the first $250,000 of each workers' compensation occurrence with no aggregate to limit its liability. On September 19, 1995, the Company executed a Guarantee and Indemnification to Reliance National Risk Specialists, a division of Reliance Insurance Company, which guarantees substantially all of the obligations of Camelback to Reliance.
Individual workers' compensation claims in excess of $250,000 and up to the statutory limits of the states where the Company operates are the responsibility of Reliance. Employers liability coverage is provided under the Reliance program with a limit of $1,000,000. The Company also carries umbrella coverage with a limit of $25,000,000 that includes insurance coverage for employers liability. While the retention of the first $250,000 of individual workers' compensation claims and the capital requirements resulting from the establishment of a captive insurance subsidiary are intended to enhance profitability, these actions increase the Company's exposure to risk from workers' compensation claims. To reduce the Company's exposure to certain types of claims that would fall into the $250,000 retention, effective March 29, 1995, the Company secured Accidental Death & Dismemberment insurance from the Federal Insurance Company (Chubb) with a limit of $250,000 for certain categories of serious claims.

         The Company's arrangements with Reliance require it to make various payments to Reliance throughout the term of the arrangements. The payments include funds for taxes, fees and other expenses, plus funds set aside to pay claims (including expected claims for the life of the policy period). In April, 1996, the Company sent approximately $9.0 million in funds to Reliance of which approximately $2.5 million has been ceded to Camelback and placed into the trust account for payment of future claims. Reliance will cede the remaining funds to Camelback, net of certain administrative fees, which will remain unrestricted and available to the Company for use in the ordinary course. The increase in amount of funds due Camelback is a direct result of the Company's expanded leasing programs and increased risk management/workers' compensation programs to non-leased employees. Amounts payable to Reliance are subject to adjustment (potentially in materially adverse amounts) depending upon claims experience, numbers of employees and individual state taxes and assessments.

         Assuming continued growth of the Company's leasing services business and risk management/workers' compensation services program, the Company anticipates that it will be required under its arrangements with Reliance to set aside increasing amounts of funds for payment of claims and related administrative costs should its arrangements with Reliance be renewed.

         In June, 1996, the Company entered into a three year unsecured $4.0 million revolving line of credit for working capital and general corporate purposes with interest at prime rate. No funds have been borrowed under this line. Except for the above line of credit, as of June 30, 1996, the Company did not have any other outstanding loans or lines of credit.

         On August 1, 1996, the Company entered into a three year $35 million revolving credit facility for the purposes of acquisition financing, working capital and other general corporate purposes. The revolving credit facility provides for various borrowing rate options including borrowing rates based on a fixed spread of .25% over prime or 250 basis points over the London Interbank Offered Rate (LIBOR). The Company pays a commitment fee of 3/8% on the unused portion of the line. Total costs incurred in obtaining this facility were approximately $400,000 and will be amortized over the life of the facility. The principal loan covenants are as follows: current ratio of at least 1.4 to 1; total liabilities to net worth of not more than 2 to 1, and total funded debt to earnings before taxes, depreciation and amortization of not more than 2 to 1. The facility includes certain other covenants and is secured by substantially all of the Company's assets.

         The Company borrowed approximately $23.5 million under the revolving credit facility on August 1, 1996 for the acquisition of Leaseway.

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

         On June 1, 1996, the Company completed its acquisition of the principal assets of Ashlin Transportation Services, Inc. ("Ashlin"), an Indiana based employee leasing company specializing in the transportation industry. The Company acquired the assets of Ashlin through ESI-Midwest, Inc. ("ESIM"), a newly formed wholly owned subsidiary.

         For approximately five months prior to the purchase, the Company provided risk management/workers' compensation coverage to Ashlin. The purchase price has been paid in cash and forgiveness of certain obligations of Ashlin to the Company for a total purchase price of approximately $1.2 million plus deferred acquisition costs.

         On May 20, 1996, the Company completed the acquisition of the principal assets of Employer Sources, Inc. (formerly known as LMS), a California based employee leasing company with approximately 1,350 leased employees as of March 31, 1996, and current expected annualized revenue of approximately $20.0 million for $400,000 in cash and assumed liabilities.

         On June 22, 1996, the Company completed the purchase of all of the outstanding capital stock of GCK Entertainment Services I, Inc. and Talent, Entertainment and Media Services, Inc. (collectively, "TEAM Services"). Team Services is a Burbank, California based company specializing in leasing commercial talent, musicians and recording engineers to the music and advertising segments of the entertainment industry. In connection with the acquisition, the Company will assume net liabilities of approximately $750,000 which will be recorded as goodwill and amortized over a 15 year life. The purchase price will be the sum of the net liabilities assumed at closing plus four times (4X) total TEAM Services' pre-tax income for the twelve month period ending June 30, 1999. The purchase price will be paid in the form of net assumed liabilities and the Company's unregistered common stock. The unregistered shares will contain certain piggyback and demand registration rights.

         Jeffery Colby, a member of the Company's Board of Directors and a principal shareholder of TEAM Services, has served as Chief Executive Officer of TEAM Services since 1993. Mr. Colby will remain on the Company's Board and enter into an employment agreement with the Company pursuant to which he will provide, among other services, certain marketing services. The purchase price payable under the TEAM Services acquisition agreement will be increased to the extent of designated amounts generated by Mr.
Colby under such agreement.

         Management believes that cash generated from ongoing operations, the funds received from recent warrant exercises, and cash available from the Company's line of credit described above will satisfy the anticipated cash requirements of the Company's current operations over the next 12 months, though there can be no assurance that this will be the case. The Company's ability to continue funding its planned operations beyond the next 12 months is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

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

         Dependence on Reliance. The Company believes that its risk management/workers' compensation services program has been and will continue to be the key competitive factor in its growth and profitability. The Company's risk management/workers' compensation services program is being conducted in coordination with Reliance. The Company and Reliance are continuously restructuring certain terms of the program, including issues relating to the Company's cash flow requirements under the program. While the Company does not anticipate that it will be materially adversely affected by the outcome of the negotiations with respect to these points, there can be no assurance that this will be the case. The Company would be materially adversely affected by a termination of its arrangements with Reliance or by a failure to finalize the current negotiations successfully, or by a failure to accomplish a renewal of its relationship with Reliance on satisfactory terms upon expiration of the current program in May 1996.

         Adequacy of Loss Reserves. Under its workers' compensation arrangements with Reliance, the Company is responsible for the first $250,000 of each workers' compensation claim and/or occurrence with no aggregate to limit the Company's liability. Under its health insurance arrangements with Nationwide Life Insurance Company, and John Alden Life Insurance Company ("Alden") the Company is responsible for the first $100,000 and $75,000 per covered individual per year, respectively. The Company's aggregate liability limit is based upon a formula tied to anticipated claims. The reserves for losses and loss adjustment expenses established by the Company with respect to its workers' compensation and health insurance programs are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses based on facts and circumstances then known, including industry data and historical experience. However, the establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that the Company's ultimate liability will not materially exceed its loss and loss adjustment expense reserves. This uncertainty is compounded in the Company's case by its rapid growth and limited experience. If the Company's reserves should be inadequate, the Company will be required to increase reserves or corresponding loss payments with a corresponding reduction in the Company's net income in the period in which the deficiency is identified. Losses in any particular period may be severe.

         Fluctuations in Quarterly Operating Results. The Company's revenues have generally increased on a quarter to quarter basis, though there can be no assurance this trend can be maintained. Leasing revenues in the fourth quarter of each year include the effects of bonus payrolls of leased employees, which are higher in December of each year. Gross profit margin relating to leasing revenues generally improves from quarter to quarter within a year, with the first quarter generally the least favorable and the fourth quarter the most favorable. Employment related taxes are based on the cumulative earnings of individual employees up to a specified wage level. Therefore, these expenses tend to decline over the course of the year. Since the Company's revenues for an individual client are generally earned and collected at a relatively constant rate throughout each year, payment of such unemployment tax obligations has a more significant impact on the Company's working capital and results of operations during the first three months of each year. Other factors affecting the primary components of direct cost have enhanced or mitigated this tendency. Examples of these factors include the effects of trends in medical and workers' compensation claims, adjustments to benefit plans, and other factors. See "Adequacy of Loss Reserves," above.

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

         During the quarter ended June 30, 1996, the Company received payroll tax penalty notices from the Internal Revenue Service and various states, relating to the acquired operations of ESI-America, Inc. (formerly Hazar) alleging certain late payment of payroll taxes during the quarter ended March 31, 1996. The Company also became aware that penalty notices were also received by Friday Management, Inc. (a subsidiary of Hazar) ("FMI") alleging late payment of payroll taxes during the quarter ended December 31, 1995. The Company acquired the assets of FMI effective January 1, 1996 and provided limited management services to FMI pursuant to a management agreement from October 2, 1995 to December 31, 1995. The penalties assessed against the Company and FMI were approximately $377,000 and $390,000, respectively. The Company believes that circumstances surrounding the tax issues are unique, and non-recurring in nature. While abatement of the asserted penalties is being pursued vigorously, it is not possible to predict whether the Company will be successful in abating these penalties. The Company would be required to record these amounts as an additional expense and liability if, at any time in the future, it became apparent that it was probable that the Company would not prevail in this matter.

         Credit Risks. The Company conducts a limited credit investigation bases on the facts of each case prior to accepting most new clients and thus may encounter collection problems which would adversely affect its cash flow. The nature of the Company's business is such that a small number of client credit failures could have an adverse effect on its business and financial condition.

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



OTHER INFORMATION - PART II

Item 1. Legal Proceedings
- -------------------------

         Information is incorporated herein by reference from the Company's report of Form 10-Q for the period ended March 31, 1996.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

         (a) The registrant held its Annual Meeting of Shareholders on June 26, 1996.

         (b) At the Annual Meeting of Shareholders, the Shareholders elected five directors, Marvin D. Brody, Harvey A. Belfer, Edward L. Cain, Jr., Robert
L. Mueller and Jeffery A. Colby. With respect to the election of directors, the following votes were cast for, withhold authority and against each of the following directors:

                                                    Withhold
                                       For          Authority          Against
                                       ---          ---------          -------

         Marvin D. Brody            12,734,135       531,941              0

         Harvey A. Belfer           12,734,286       531,790              0

         Edward L. Cain, Jr.        12,733,940       532,136              0

         Robert L. Mueller          12,722,987       543,089              0

         Jeffery A. Colby           12,735,445       530,631              0

         (c) At the Annual Meeting of Shareholders, the Shareholders also voted on the following matters, with the following results and the following votes cast for, against, abstain and not voted.

                  (i) The shareholders approved a proposal to amend the Company's 1995 Stock Option Plan to increase the number of shares of Common Stock available for grant thereunder by 750,000 shares. The number of votes cast for, against, abstain and not voted were: 9,124,599; 3,463,643; 31,922; and 645,912.

                  (ii) The shareholders approved a proposal to amend the Company's 1995 Stock Option Plan to reduce the size and change the timing of automatic formula grants awarded to nonemployee directors. The number of votes cast for, against, abstain and not voted were: 12,164,615; 172,807; 33,341; and 895,313.

                  (iii) The shareholders approved a proposal to amend the Articles of Incorporation of the Company (the "Articles") to increase the authorized number of shares of Common Stock from 20,000,000 shares to 75,000,000 shares. The number of votes cast for, against, abstain and not voted were:
10,140,395; 2,304,632; 26,657; and 794,392.

                  (iv) The shareholders approved a proposal to amend the Articles to increase the maximum number of members of the Board of Directors from seven to nine directors, the exact number of directors to be determined from time to time by resolution adopted by the Board of Directors. The number of votes cast for, against, abstain and not voted were: 9,766,765; 2,676,562; 28,657; and 794,092.

                  (v) The shareholders did not approve a proposal to amend the Articles to provide for the division of the Board of Directors into classes of directors with staggered terms. The number of votes cast for, against, abstain and not voted were: 5,501,904; 3,500,076; 95,818; and 4,168,278.

                  (vi) The shareholders did not approve a proposal to amend the Articles to provide for removal of directors only for cause. The number of votes cast for, against, abstain and not voted were: 5,551,000; 3,511,889; 34,909; and 4,168,278.

                  (vii) The shareholders approved a proposal to amend the Articles to provide that special meetings of shareholders may be called by the Chairman of the Board, the Chief Executive Officer, the Board of Directors or shareholders owning 50% or more of the Company's issued and outstanding capital stock. The number of votes cast for, against, abstain and not voted were:
9,048,817; 190,387; 99,806; and 3,927,066.

                  (viii) The shareholders approved a proposal to amend the Articles in certain other respects described herein, primarily to conform the Articles to current Arizona law and to delete obsolete or superfluous provisions. The number of votes cast for, against, abstain and not voted were:
11,796,516; 444,671; 25,603; and 999,286.

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

         (a)      Exhibits
                  --------
                  10.1 Purchase Agreement between the Company, GCK Entertainment Services I, Inc.; Talent, Entertainment and Media Services, Inc. (collectively, "TEAM Services"); and the shareholders of TEAM Services.

                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  -------------------
                  No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


                  In accordance with the requirements of The Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     EMPLOYEE SOLUTIONS, INC.


Date:   August 14, 1996                               /S/ Marvin D. Brody
     ------------------------                        --------------------------
                                                      Marvin D. Brody
                                                      Chief Executive Officer


                                                     /S/ Morris C. Aaron
                                                     ---------------------------
                                                      Morris C. Aaron
                                                      Chief Financial Officer