Form 10-Q
period 1996-09-30
EMPLOYEE SOLUTIONS INC
filed 1996-11-14
CIK 904897

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

         [X]  Quarterly  report  under  Section  13 or 15(d) of  the  Securities
                              Exchange Act of 1934

                  For the quarterly period ended September 30, 1996
                                                 ------------------

         [  ]  Transition  report  under  Section 13 or 15(d) of the  Securities
                              Exchange Act of 1934

         For the transition period from ______________ to _____________


Commission file number  0-22600
                      ----------

                            EMPLOYEE SOLUTIONS, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Arizona                                        86-0676898
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer identification No.)
Incorporation or Organization)

            2929 E. Camelback Road, Suite 220, Phoenix, Arizona 85016
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                  602-955-5556
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
     -----      -----
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

Yes            No
                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,550,894 Common
         Shares, no par value, were outstanding as of November 12, 1996.

                            EMPLOYEE SOLUTIONS, INC.

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      INDEX

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

                     Consolidated Balance Sheets - September 30, 1996 and
                     December 31, 1995.                                                                       3

                     Consolidated Statements of Operations for the
                     Three Months and Nine Months Ended September 30, 1996 and 1995.                          4

                     Consolidated Statement of Changes in Stockholders'
                     Equity for the Nine Months Ended September 30, 1996.                                     5

                     Consolidated Statements of Cash Flows for the
                     Nine Months Ended September 30, 1996 and 1995.                                           6

                     Notes to Consolidated Financial Statements.                                              8

Item 2.              Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.

PART II. OTHER INFORMATION

Item 1.              Legal Proceedings.

Item 2.              Change in Securities.

Item 6.              Exhibits and Reports on Form 8-K.

SIGNATURES

                            EMPLOYEE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       ($ in thousands except share data)

                                                                             September 30, 1996    December 31,1995
                                                                             ------------------    ----------------
         ASSETS
Current Assets:
         Cash and cash equivalents ....................................            $ 12,088            $ 14,029
         Restricted cash ..............................................               9,000               2,743
         Accounts receivable, net .....................................              35,939               7,845
         Notes receivable, including related parties ..................                 458                 107
         Prepaid expenses and deposit .................................               1,422                 379
         Deferred income taxes ........................................                 360                 334
                                                                                   --------            --------
                Total Current Assets ..................................              59,267              25,437

Property and equipment, net ...........................................               1,047                 440
Other assets, net .....................................................              44,661              10,963
                                                                                   --------            --------
             Total Assets .............................................            $104,975            $ 36,840
                                                                                   ========            ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Bank overdraft ...............................................            $  1,168            $  3,752
         Accrued salaries, wages and payroll taxes ....................              18,767               6,681
         Accrued workers' compensation and health insurance ...........               3,132               2,463
         Accrued pension contributions ................................               1,480                 131
         Accounts payable .............................................               1,697                 983
         Income taxes payable .........................................                 414               2,207
         Other accrued expenses .......................................               3,204                 631
                                                                                   --------            --------
                Total Current Liabilities .............................              29,862              16,848
                                                                                   --------            --------

Deferred income taxes .................................................                  52                  49
Revolving line of credit ..............................................              33,300                --
                                                                                   --------            --------


Commitments and Contingencies

Stockholders' Equity:
         Class A convertible preferred stock, non-voting, no par value,
           10,000,000 shares authorized,
           none issued and outstanding ................................                --                  --
         Common stock, no par value, 75,000,000 shares authorized,
           and 30,550,894 shares issued and outstanding in 1996,
           26,747,196 shares issued and 26,652,272 shares
           outstanding in 1995 ........................................              27,710              15,938
         Retained earnings ............................................              14,051               4,336
         Treasury stock, no  shares of common stock in 1996 and
           94,924 shares in 1995, at cost .............................                --                  (331)
                                                                                   --------            --------

         Total Stockholders' Equity ...................................              41,761              19,943
                                                                                   --------            --------

         Total Liabilities and Stockholders' Equity ...................            $104,975            $ 36,840
                                                                                   ========            ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in thousands except share data)

                                                       Three Months Ended September 30,           Nine Months Ended September 30,
                                                       --------------------------------          --------------------------------

                                                           1996                 1995                 1996                 1995
                                                       ------------         ------------         ------------         ------------
Revenues ......................................        $    125,238         $     33,436         $    290,180         $     91,395
Cost of revenues ..............................             112,864               29,809              261,310               83,308
                                                       ------------         ------------         ------------         ------------

Gross profit ..................................              12,374                3,627               28,870                8,087
Selling, general and administrative expenses ..               5,706                1,442               12,681                4,143
Depreciation and amortization .................                 562                   84                1,216                  229
                                                       ------------         ------------         ------------         ------------

     Income from operations ...................               6,106                2,101               14,973                3,715
                                                       ------------         ------------         ------------         ------------

Other income (expenses):
        Interest income .......................                 220                   72                  630                  150
        Interest expense ......................                (399)                  (8)                (406)                 (14)
        Minority interest .....................                --                     45                 --                    169
                                                       ------------         ------------         ------------         ------------
                                                               (179)                 109                  224                  305
                                                       ------------         ------------         ------------         ------------

Income before
        provision for income taxes ............               5,927                2,210               15,197                4,020
Income tax provision ..........................               1,681                1,005                5,482                1,814
                                                       ------------         ------------         ------------         ------------

     Net income ...............................        $      4,246         $      1,205         $      9,715         $      2,206
                                                       ============         ============         ============         ============

Net income per common
      and common equivalent shares outstanding:
          -Primary ............................        $        .13         $        .05         $        .30         $        .08
          -Fully diluted ......................        $        .13         $        .05         $        .30         $        .08
Weighted average number of common
  and common equivalent shares outstanding:
         -Primary .............................          33,020,742           26,226,280           32,446,593           26,173,880
         -Fully diluted .......................          33,043,173           26,226,280           32,817,451           26,173,880
                                                       ============         ============         ============         ============

       The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                       ($ in thousands except share data)

                                                                                                                      Total
                                                 Preferred         Common          Retained        Treasury       Stockholders'
                                                   Stock            Stock          Earnings          Stock           Equity
                                                  --------        --------         --------        --------       -------------
BALANCE at December 31, 1995 .............        $   --          $ 15,938         $  4,336        $   (331)        $ 19,943

Issuance of 434,622 shares of common stock
in connection with exercise of
stock options ............................            --             1,976             --              --              1,976

Issuance of 2,816,000 shares of common stock
in connection with exercise of warrants...            --             6,547             --              --              6,547

Issuance of 648,000 shares in connection
with acquisition of Employee
Solutions-East, Inc. .....................            --             3,580             --              --              3,580

Cancellation of treasury stock ...........            --              (331)            --               331             --

Net Income ...............................            --              --              9,715            --              9,715
                                                  --------        --------         --------        --------         --------

BALANCE at September 30, 1996 ............        $   --          $ 27,710         $ 14,051        $   --           $ 41,761
                                                  ========        ========         ========        ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                1996                1995
                                                                                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers.....................................    $       262,428         $  87,614
     Cash paid to suppliers and employees.............................    (       259,319)          (84,083)
     Interest received................................................                462               161
     Interest paid....................................................    (            19)               (8)
     Income taxes paid, net of refunds................................    (         7,317)           (1,078)
                                                                          ---------------         ---------
         Net cash provided by (used in) by operating activities.......    (         3,765)            2,606
                                                                          ---------------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment...............................    (           700)             (158)
     Business acquisitions............................................    (        27,691)            --
     Customer list....................................................               --                (141)
     Cash invested in restricted accounts.............................    (         6,258)           (1,351)
     Disbursements for loans to related parties.......................    (           100)            --
     Received from collection of loans to related parties.............                 13               212
     Decrease (increase) in deferred acquisition and
     deferred startup costs...........................................    (            95)             (133)
                                                                          ---------------         ---------
         Net cash used in investing activities........................    (        34,831)           (1,571)
                                                                          ---------------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock......................................             7,411                202
     Cash overdraft...................................................    (        4,189)             --
     Increase in borrowings, net......................................            33,473              --
     Proceeds from paid in capital....................................                --              --
     Increase in deferred offering and registration costs.............    (           40)               (48)
                                                                          ---------------         ---------
         Net cash provided by (used in) financing activities..........            36,655                154
                                                                          ---------------         ---------
Net increase (decrease) in cash and cash equivalents..................    (        1,941)             1,189

CASH AND CASH EQUIVALENTS, beginning of period........................            14,029              1,947
                                                                          ---------------         ---------

CASH AND CASH EQUIVALENTS, end of period..............................            12,088          $   3,136
                                                                          ---------------         ---------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.

                                ($ in thousands)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                1996               1995
                                                                                ----               ----
RECONCILIATION OF NET INCOME
     TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
         Net income...................................................    $         9,715      $      2,206
                                                                          ---------------      ------------

ADJUSTMENTS TO RECONCILE NET
  INCOME TO NET CASH USED IN OPERATING ACTIVITIES:
     Depreciation and amortization....................................              1,216               229
     Minority interest................................................            --                   (169)
     Write off of deferred acquisition costs..........................            --                      3
     Increase in accounts receivable, net.............................     (       24,145)           (3,781)
     Increase in prepaid expenses and deposits........................     (          843)               27
     Decrease (increase) in deferred income tax assets................                149              (449)
     Increase in other assets.........................................     (            5)              (45)
     Increase in accounts payable.....................................              6,321                73
     (Decrease) increase in accrued pension contributions.............              1,417               (47)
     Increase in accrued salaries, wages and payroll taxes............             13,452             1,929
     (Decrease) increase in income taxes payable......................     (        1,978)            1,205
     Increase in accrued workers'
        compensation and health insurance.............................              2,306             1,012
     Increase in other accrued expenses...............................              1,278               431
     Decrease in deferred income
     tax liabilities..................................................     (            6)              (18)
                                                                          ---------------      ------------
                                                                                   13,480               400
                                                                          ----------------     ------------
     Net cash (used in) provided by operating activities..............    $(        3,765)     $      2,606
                                                                          ================      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


NOTE 1:  BASIS OF PRESENTATION
         ---------------------
The accompanying unaudited consolidated financial statements of Employee Solutions, Inc. (together with its subsidiaries, the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. Results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.


NOTE 2:   NET INCOME PER SHARE
          --------------------
The Company used the modified treasury stock method prescribed by Accounting Principles Board Opinion No. 15 to compute net income per share for the three month and nine month periods ended September 30, 1995 since the number of warrants and options outstanding was in excess of 20% of common shares issued and outstanding. The Company used the treasury stock method for the three and nine month periods ended September 30, 1996 since the number of warrants and options outstanding was less than 20% of common shares issued and outstanding. The computation of adjusted net income and weighted average common and common equivalent shares used in the calculation of net income per common and common equivalent share is as follows (amounts in thousands except per share data):

                            Three Months Ended September 30,                    Nine Months Ended September 30,
                            --------------------------------                    -------------------------------
                             1996                      1995                      1996                    1995
                             ----                      ----                      ----                    ----
                                    Fully                     Fully                  Fully                     Fully
                       Primary     Diluted     Primary       Diluted    Primary     Diluted      Primary      Diluted
                       -------     -------     -------       -------    -------     -------      -------      -------
Weighted
average
of common
shares
outstanding            30,515      30,515      20,818        20,818      30,290       30,290      20,766       20,766

Dilutive effect of
shares issued in
connection with
business
combinations              N/A         N/A         415           415         N/A          N/A         415          415

Dilutive
effect of
options and
warrants
outstanding             2,506       2,528       4,993         4,993       2,157        2,527       4,993        4,993
                       ------      ------      ------        ------      ------       ------      ------       ------

Weighted average
of common and
common
equivalent
shares                 33,021      33,043      26,226        26,226      32,447       32,817      26,174       26,174
                       ======      ======      ======        ======      ======       ======      ======       ======

                              Three Months Ended September 30,                          Nine Months Ended September 30,
                              --------------------------------                          -------------------------------
                              1996                      1995                             1996                    1995
                              ----                      ----                             ----                    ----
                  Primary          Fully          Primary         Fully     Primary         Fully          Primary         Fully
                  -------          -----          -------         -----     -------         -----          -------         -----
                                  Diluted                        Diluted                   Diluted                        Diluted
                                  -------                        -------                   -------                        -------
Net income        $ 4,246         $ 4,246         $ 1,205        $ 1,205   $ 9,715         $ 9,715         $ 2,206        $ 2,206

Adjustment
to net
income                 (8)             (8)             40             12       (20)            (20)            233             51
                  -------         -------         -------        -------   -------         -------         -------        -------

Adjusted net
income for
purposes of the
common and
common
equivalent
shares
calculation       $ 4,238         $ 4,238         $ 1,245        $ 1,217   $ 9,695         $ 9,695         $ 2,439        $ 2,257
                  =======         =======         =======        =======   =======         =======         =======        =======

Net income
per
common and
common
equivalent
share             $   .13         $   .13         $   .05        $   .05   $   .30         $   .30         $    08        $   .08
                  =======         =======         =======        =======   =======         =======         =======        =======

As of September 30, 1996, the Company had approximately 120,000 common stock purchase warrants and 3,328,646 stock options outstanding.


NOTE 3:  LONG-TERM DEBT
         --------------

On August 1, 1996, the Company entered into a three year $35 million revolving credit facility for the purposes of acquisition financing, working capital and general corporate purposes. The revolving credit facility provides for various borrowing rate options including borrowing rates based on a fixed spread of .25% over prime or 250 basis points over the London Interbank Offered Rate (LIBOR). The Company pays a commitment fee of 3/8% on the unused portion of the line. Total costs incurred in obtaining this facility were approximately $400,000 and will be amortized over the life of the facility. The line matures on August 1, 1999 and the maximum borrowing decreases $1.5 million per quarter beginning February 1, 1998. The principal loan covenants are as follows as defined in the
Agreement: current ratio of at least 1.4 to 1; total liabilities to net worth of not more than 2 to 1; total funded debt to earnings before taxes, depreciation and amortization of 2 to 1. The facility includes certain other covenants and is secured by substantially all of the Company's assets.

The Company borrowed approximately $23.5 million under the revolving credit facility on August 1, 1996 to finance its acquisition of Leaseway. As of September 30, 1996 $33.3 million was outstanding under the line. In October, 1996, the Company increased the line of credit by $10.0 million to $45.0 million in anticipation of additional acquisition financing. Costs related to such increase were approximately $100,000 and will be amortized over the remaining life of the facility.

NOTE 4:  COMMON STOCK SPLITS
         -------------------

On December 18, 1995 and June 26, 1996, the Board of Directors authorized two-for-one common stock splits, effected in the form of a 100% stock dividend, effective on January 16, 1996 and July 26, 1996 respectively, to shareholders of record at the close of business on January 2, 1996 and July 12, 1996. In this report, all per share amounts and numbers of shares, including options and warrants, have been restated to reflect the stock splits.

NOTE 5:  ACQUISITION   OF   LEASEWAY    PERSONNEL    CORPORATION    AND LEASEWAY
         -----------------------------------------------------------------------
         ADMINISTRATIVE PERSONNEL, INC.
         ------------------------------

The Company completed the acquisition of the principal assets of Leaseway Personnel Corporation. and Leaseway Administrative Personnel, Inc. (collectively, "Leaseway") effective August 1, 1996 for approximately $24 million in cash, plus deferred acquisition costs of approximately $150,000. The Company acquired the assets of Leaseway through Logistics Personnel Corp.
("LPC") (formerly, Employee Solutions of Florida, Inc.) a wholly owned subsidiary. LPC is an employee leasing company providing permanent and temporary private carriage truck drivers, as well as non-driver employees, including warehouse workers, mechanics, dispatchers, and administrative personnel to approximately 180 clients in 41 states.

NOTE 6:  UNAUDITED PRO FORMA FINANCIAL INFORMATION
         -----------------------------------------

The following unaudited pro forma combined financial data give effect to the combined historical results of operations of the Company, ESI America, Team Services and Leaseway for the nine months ended September 30, 1996 and 1995, and assumes that the acquisitions had been effective as of the beginning of the periods.

The pro forma information is not indicative of the actual results which would have occurred had the acquisitions been consummated at the beginning of such periods or of future consolidated operations of the Company and accordingly, does not reflect results that would occur from a change in management and planned restructuring of the operations of the acquired companies. The pro forma financial information is based on the purchase method of accounting and reflects adjustments to eliminate nonrecurring general, administrative and other expenses, to amortize the excess purchase price over the underlying value of net assets acquired and to adjust income taxes for the pro forma adjustments.

                       ($ in thousands except share data)

                                                        Nine Months Ended       Nine Months Ended
                                                        September 30, 1996      September 30, 1995
                                                        ------------------      ------------------
           Total revenues                                     $373,450                $300,253
           Net loss                                             10,446                    (136)

           Net loss per common and common
              equivalent share
                      -Primary                                $    .32                  ($ .01)
                      -Fully diluted                          $    .32                  ($ .01)

           Weighted average number of common and
              common equivalent shares outstanding
                      -Primary                              32,446,593              26,173,880
                      -Fully diluted                        32,817,451              26,173,880


NOTE 7:  CONTINGENCIES
         -------------

The Company has received a letter from the Arizona Department of Economic Security indicating that the Company has been assigned a higher state unemployment tax rate for calendar year 1994. In consultation with legal counsel the Company believes that based on Arizona Revised Statutes it is entitled to the lower rate. If it is ultimately determined that the higher rate applies, the Company would owe $500,000 (before interest and the income tax effect) more than is reflected in the Company's September 30, 1996 and December 31, 1995, financial statements. As of September 30, 1996, the compounded interest totaled approximately $125,000.

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

The Company received payroll tax penalty notices from the Internal Revenue Service and various states, relating to the acquired operations of Hazar alleging certain late payment of payroll taxes. The penalties proposed to be assessed against the Company total approximately $572,000, and the penalties to be assessed against Hazar, its predessessor total approximately $390,000 for the period during which the Company performed designated manatement services on behalf of the predessessor.

The Company believes that it has defenses to these actions, and has objected vigorously to payment of such past taxes and penalties. However, it is not possible to predict if the Company will be successful in abating these taxes and penalties, or other unanticipated claims which could arise in the future. The Company would be required to record these amounts as an additional expense and liability if, at any time in the future, it became apparent that it was probable that the Company would not prevail in these matters.


NOTE 8:   SUBSEQUENT EVENTS
          -----------------

              Acquisition of McClary-Trapp Companies

The  Company   completed  the  acquisition  of  the  principal   assets  of  the
McClary-Trapp Companies effective November 1, 1996 for approximately $9.6 million in cash and $1.1 million in unregistered shares of the Company's common shares for a total purchase price of $10.7 million, plus deferred acquisition costs. The Company's unregistered common shares were valued at the average closing price on the NASDAQ National Market for October 1996 and have certain registration rights. McClary-Trapp Companies lease approximately 2,000 employees to a client base consisting primarily of light industrial, transportation and service companies.


NOTE 9:   NEW ACCOUNTING PRONOUNCEMENTS
          -----------------------------

Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123), is required to be adopted by the Company in fiscal 1996. Pursuant to the provisions of SFAS 123, the Company will continue to account for transactions with its employees pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Therefore, this statement will not have a material effect on the Company's financial position or its results of operations when adopted. However, SFAS 123 will require the Company to disclose what earnings per share and net income would have been had the effects of SFAS 123 been presented in the statement of operations. Management has not calculated the pro forma effects, but expects that the pro forma disclosures will be materially lower than reported net income and earnings per share.

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

Results of Operations--Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995.

                                ($ in thousands)

                                                       Percent
                                            1996       Change          1995
                                            ----       -------         ----

Revenues                               $    125,238      275%     $   33,436

Cost of revenues                            112,864      279%        29, 809

Gross profit                                 12,374      241%          3,627

Selling, general and administrative           5,706      295%          1,442

Depreciation and amortization                   562      569%             84

Interest income (expense), net                (179)    (375)%             64

Net income                                   4,246       252%          1,205

     Net income for the three months ended September 30, 1996 was $4.2 million or $0.13 per fully diluted share, reflecting significant growth from third quarter 1995 net income of $1.2 million or $0.05 per fully diluted share. Revenues of $125.2 million for the three months ended September 30, 1996 were 275% higher than the same period in 1995. The growth results from the integration of several acquisitions including Hazar, Inc. and certain of its subsidiaries ("Hazar"), Pokagon Office Services, Inc., Employer Sources, Inc., Ashlin Transportation Services, Inc., TEAM Services, and Leaseway Personnel Corp.; the growth in the Company's risk management/workers' compensation program; the success of direct sales and marketing efforts of Employee Solutions-East, Inc. ("ESEI"), and the efficient administration of existing business.

Revenues
     Revenues increased from $33.4 million for the three months ended September 30, 1995 to $125.2 million for the three months ended September 30, 1996, a 275% increase. The increase in revenues was partially due to sales from the Company's expanded sales force through ESEI. Acquisitions occurring after the quarter ended September 30, 1995 accounted for a significant increase in revenues between the periods. The number of leased employees increased from approximately 5,650 at September 30, 1995 to approximately 28,000 at September 30, 1996. In 1995, the Company commenced placing risk management/workers' compensation services to clients which are not employee-leasing clients of the Company. As of September 30, 1996, the Company provided risk management/workers' compensation services to approximately 17,000 non-leased employees compared to 9,600 at September 30, 1995 (of which 4,000 were employees of Hazar, Inc. and 1,600 were employees of Employer Sources, Inc.). The significant components of revenues are payments received from customers for gross salaries and wages paid to leased employees and the Company's service fee which includes, but is not limited to, related payroll charges, risk management/workers' compensation services, health care benefits, and retirement benefits, as well as payments received from stand-alone risk management/workers' compensation clients.

Cost of Revenues
     Cost of revenues, which primarily includes salaries and wages paid to leased employees, related payroll taxes, health care and workers' compensation insurance costs and retirement benefit costs, increased 279% from $29.8 million in the three months ended September 30, 1995 to $112.9 million in the three months ended September 30, 1996. This increase is primarily due to the increase in the Company's business as explained in the paragraph above.

Gross Profit
     The Company's gross profit margin decreased from 10.8% in the three months ended September 30, 1995 to 9.9% in the three months ended September 30, 1996. This decrease primarily was attributable to the conversion of approximately 4,000 Hazar employees into employee leasing from stand-alone risk management/workers' compensation on October 2, 1995, the effective date of the Company's acquisition of such assets, partially offset by improved results in workers' compensation. Gross profit margin on revenues derived from risk management/workers' compensation services provided to non-leased employees tends to be significantly higher than gross profit margin on revenues derived from the Company's employee leasing clients because the gross profit margin calculation with respect to employee leasing clients includes significant (and substantially offsetting) revenue and expense items relating to payroll and payroll-related costs associated with the leased employees. Accordingly, the margin is affected in significant part by the mix of revenues derived from employee leasing clients and clients for which the Company provides only risk management/workers' compensation services.

     Workers' compensation costs decreased on a per leased employee basis during the three months ended September 30, 1996 compared to 1995 due to the Company's ability to execute effectively its risk management programs which include on-site safety programs, active claims management, application of managed care techniques, and efficient execution of claims processing overall. Workers' compensation expense did not increase significantly during the quarter ended September 30, 1996 compared to the quarter ended June 30, 1996. Accordingly, workers' compensation reserves did not change materially at September 30, 1996 compared to reserve levels at June 30, 1996. During the quarter ended September 30, 1996, the Company substantially completed the integration into the Company's risk management/workers' compensation system of certain recently-acquired companies. The integration generally resulted in a reduction in the number of claims arising from these acquired operations. The Company also has increased the number of claims managers in the field to 34, (of which 15 came to the Company through the Leaseway acquisition), at September 30, 1996 compared to 16 at June 30, 1996 and three at September 30, 1995. The average number of active claims handled by the 19 non-Leaseway claims managers at September 30, 1996 was approximately 20, compared to an average of approximately 30 for the 16 active claims managers at June 30, 1996. The Company believes that a continuous focus on maintaining this low ratio of cases per field manager is a significant factor in controlling workers' compensation expense. In this regard, the Company continues to implement a policy whereby the maximum number of active claims for which each claims manager will be responsible is 50. Based on industry data, the Company believes that this maximum is significantly less than the industry average. The level of gross profit margin reported for the three months ended September 30, 1996 may not be sustainable in future periods.

Selling, General and Administration
     Selling, general and administrative expenses increased by $4.3 million or 295% from $1.4 million for the three months ended September 30, 1995 to $5.7 million for the three months ended September 30, 1996. As a percent of gross profit, selling, general and administrative expenses increased from 40% to 46% during the three-month periods ended September 30, 1995 and 1996, respectively. Factors contributing to the increase in selling, general and administrative expenses in the third quarter 1996 over 1995 are the integration of the operations of various acquisitions including, the acquisition by the Company of the remaining 99% interest in ESEI effective January 1, 1996, an increase from 57 corporate employees at September 30, 1995 to approximately 190 at September 30, 1996, resulting in a significant increase in personnel costs, and the expansion of the Company's office space. Additionally, the Company results reflected a full quarter of expense for Team Services and two months of expenses for Leaseway Personnel, both recent acquisitions which historically have maintained a higher ratio of selling, general and administrative expense to gross profit than the Company. These factors which caused increases in selling, general and administrative expense were partially mitigated by improved systems utilization and economies of scale achieved within the Company's operations, including consolidation of certain acquired companies' administration. The Company's general liability insurance costs have increased due in part to the added corporate staff and increased costs for directors' and officers' liability insurance. Commission expenses increased in the three month period ended September 30, 1996 compared to 1995 due to the increase in revenues discussed above. Selling, general and administrative expenses are expected to continue to increase to meet the needs of new business. The most extensive growth in selling, general and administrative expenses has been in the area of risk management/workers' compensation services. This trend is expected to continue into the foreseeable future.

Depreciation and Amortization
     Depreciation and amortization represented depreciation of property and equipment and amortization of organizational costs, customer lists and goodwill in the three months ended September 30, 1996 and 1995. The increase was due primarily to depreciation of new phone and computer systems and goodwill amortization resulting from acquisitions, with Hazar and Leaseway Personnel Corp. being the most significant.

Interest
     Interest income increased from $72,622 for the three months ended September 30, 1995 to $219,044 for the three months ended September 30, 1996, primarily due to interest earned on both the restricted cash held for the future payment of workers' compensation claims at Camelback and cash held at the corporate level raised through the exercise of common stock purchase warrants and through operations. Interest expense increased from $7,876 for the three months ended September 30, 1995 to $398,500 for the three months ended September 30, 1996, primarily due to interest accrued on the Company's revolving line of credit which was first utilized in August 1996. The line had an average outstanding balance of $29.5 million for August and September 1996. The Company anticipates its interest expense will significantly increase in future periods due to amounts borrowed under its new revolving credit facility. See, "Liquidity and Capital Resources."

Effective Tax Rate
     The  Company's  effective  tax rate  provides for federal,  state and local income taxes. The effective tax rate for fiscal 1996 is now estimated to be 36.1% as compared to an estimate of 41.0% used by the Company for the six months ended June 30, 1996. The effective tax rate for the three months ended September 30, 1996 was 28.4%. This downward revision is intended to compensate for the Company's revised estimate of its fiscal 1996 effective tax rate and reflects a reduction resulting from the increased operations of the Company's wholly-owned subsidiary, Camelback Insurance, Ltd. which is not subject to state income tax because it is subject to state premium tax. While the Company's effective tax rate will vary from time to time depending on the mix of profits derived from Camelback and the Company's various other profit centers and other factors, the Company believes that the downward revision in the rate applicable to profits derived from Camelback will be continuing. The Company's estimated effective tax rate for financial reporting purposes for 1996 is also based on estimates of the following items that are not deductible for tax purposes:(a) amortization of certain goodwill, and (b) one-half of the per diem allowance relating to meals paid to truck drivers. The tax rate used in each quarter is generally an estimate of the Company's effective tax rate for the calendar year. Part of the estimated decrease in the effective tax rate in 1996 over 1995 results from expected decreases in the proportion of non-deductible goodwill to income before taxes and efforts by the Company to relieve itself of the tax burden of per diem allowances.

Results of Operations -- Nine Months Ended September 30, 1996 Compared With the Nine Months Ended September 30, 1995

     Revenues increased from $91.4 million in 1995 to $290.2 million in 1996. The increase in revenues was primarily due to the increased number of leased employees, the acquisition of various companies as described above and the revenue generated from non-leasing clients which the Company provides risk management/workers' compensation services to their employees.

     Cost of revenues increased from $83.3 million in 1995 to $261.3 million in 1996. This increase was primarily due to the factors described in the paragraph above.

     The Company's gross profit margin increased from 8.8% in the nine months ended September 30, 1995 to 9.9% in the nine months ended September 30, 1996. This increase was attributable to the growth in the Company's risk management/workers' compensation program, slightly offset by the Company's higher Arizona unemployment tax rate. The level of gross profit margin reported for the nine months ended September 30, 1996 may not be sustainable in future periods. The margin is affected in significant part by the mix of revenues derived from employee leasing clients and clients for which the Company provides only risk management/workers' compensation services.

     General and administrative expenses increased by $8.6 million from $4.1 million in 1995 to $12.7 million in 1996. The increase primarily is due to acquisition activity and the factors enumerated in the sections above comparing the quarters ended September 30, 1995 and 1996.

     Depreciation and amortization represented depreciation of property and equipment and amortization of organizational costs, customer lists and goodwill in the nine months ended September 30, 1996 and 1995. The increase was due primarily to depreciation of new phone and new computer systems and goodwill amortization resulting from acquisitions, with Hazar and Leaseway Personnel Corp. being the most significant.

Liquidity and Capital Resources

     The Company defines liquidity as the ability to mobilize cash to meet operational, capital and acquisition financing needs. The Company's primary sources of cash have been from operations and financing activities. In the nine month periods ended September 30, 1996 and 1995, cash provided by (used in) operating activities was ($3.8) million and $2.6 million, respectively. Operating cash flows are derived from customers for leasing services rendered by the Company and for risk management/workers' compensation services provided to non-leased employees. Payments from leasing customers typically are received on or within a few days of the date on which payroll checks are delivered to customers, and cover the cost of the payroll, payroll taxes, insurance, other benefit costs and the Company's administration fee. The acquisition of Team Services and Leaseway Personnel Corporation have impacted operating cash flows as both companies extend credit terms as is customary in their market segments. Cash flows from operations were impacted significantly by the working capital needs of recently acquired Team Services and Leaseway. Specifically, for the nine months ended September 30, 1996, Team Services and Leaseway used approximately $7.0 million of cash from operations. Risk management/workers' compensation services are billed in accordance with individual policies. Also, as the Company continues to enter into new market segments, as with Team Services and Leaseway, working capital needs are expected to increase because of customary credit terms extended to customers. The revenues of risk management/workers' compensation services are expected to cover the costs of insured losses and selling, general and administrative expenses related to these programs, though no assurance of such can be provided. Certain stand-alone workers' comensation contracts contain payment terms where the minimum required pay-in amount is less than the expected premium.

     In the nine month periods ended September 30, 1996 and 1995, cash provided by (used in) financing activities was $36.7 million and $154,000, respectively. Cash flows from financing activities during the nine months ended September 30, 1996 resulted primarily from the sale of the Company's Common Stock upon exercise of warrants and options offset by cash used to fund bank overdrafts of acquired companies. Cash raised from financing activities will be directed by management to meet the increasing reserve and capital requirements of Camelback, to finance future acquisitions subject to identification of suitable candidates, and for general corporate purposes.

     At September 30, 1996 and December 31, 1995, the Company had cash and cash equivalents of $9.1 million and $14 million, respectively. Cash and cash equivalents are invested in high investment grade instruments with maturities of less than 90 days. Certain amounts of restricted cash (see below) may have maturities beyond 90 days but are highly liquid. Restricted cash represents the cash reserves set aside by the Company in a trust account for payment of future workers' compensation losses. Trust fund balances are set based on a negotiated amount between Reliance (see discussion of Reliance below) and the Company. Other than for payment of losses, the Company cannot access the trust fund without the agreement of Reliance. The Legion program, once fully implemented, will operate similar to that of Reliance with respect to the funding of future losses. Trust fund accounts are maintained by the company's captive insurance subsidiary. At September 30, 1996 and December 31, 1995, approximately $12.0 million and $2.7 million were on deposit at Camelback which was held in trust as restricted cash. At September 30, 1996 and December 31, 1995, the Company had working capital of $29.4 million and $8.6 million, respectively.

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

     The Company entered into an arrangement with Reliance National Indemnity in 1994. Under the Reliance program, policies are issued which provide first dollar workers' compensation coverage to the Company, its subsidiaries and the clients for which the Company is responsible to provide workers' compensation insurance coverage. While the insurance policies provide first dollar coverage, the Company has entered into agreements with Reliance under which Camelback is responsible for the first $250,000 of each workers' compensation occurrence with no aggregate to limit its liability. On September 19, 1995, the Company executed a Guarantee and Indemnification to Reliance National Risk Specialists, a division of Reliance Insurance Company, which guarantees substantially all of the obligations of Camelback to Reliance. Individual workers' compensation claims in excess of $250,000 and up to the statutory limits of the states where the Company operates are the responsibility of Reliance. Employers liability coverage is provided under the Reliance program with a limit of $1,000,000. The Company also carries umbrella coverage with a limit of $25,000,000 that includes insurance coverage for employers liability. While the retention of the first $250,000 of individual workers' compensation claims and the capital requirements resulting from the establishment of a captive insurance subsidiary are intended to enhance profitability, these actions increase the Company's exposure to risk from workers' compensation claims. The Company has entered into a new agreement with Legion Insurance Company ("Legion") for certain employee leasing programs. The program is substantially on the same terms as the Reliance program except that the Company will be responsible for the first $350,000 of each workers' compensation occurance. The Company has paid Legion approximately $2.2 million through September 30, 1996 of which approximately $1.5 million will be funded into the trust accounts of a new captive insurance company which is currently being established in the state of Hawaii. The $1.5 million to be funded into this trust account is included in the Company's financial statements as an account receivable at September 30, 1996. The Company will continue to fund this program at a rate of approximately $700,000 per month through its renewal date in August 1997. To reduce the Company's exposure to certain types of claims that would fall into the $250,000 (or $350,000) retention, effective March 29, 1995, the Company secured Accidental Death & Dismemberment insurance from the Federal Insurance Company (Chubb) with a limit of $250,000 (or $350,000) for certain categories of serious claims.

     Assuming continued growth of the Company's leasing services business and risk management/workers' compensation services program, the Company anticipates that it will be required under its arrangements with Reliance to set aside increasing amounts of funds for payment of claims and related administrative costs should its arrangements with Reliance be renewed.

     On August 1, 1996, the Company entered into a three year $35 million revolving credit facility for the purposes of acquisition financing, working capital and general corporate purposes. The revolving credit facility provides for various borrowing rate options including borrowing rates based on a fixed spread of .25% over prime or 250 basis points over the London Interbank Offered Rate (LIBOR). The Company pays a commitment fee of 3/8% on the unused portion of the line. Total costs incurred in obtaining this facility were approximately $400,000 and will be amortized over the life of the facility. The line matures on August 1, 1999 and the maximum borrowing decreases $1.5 million per quarter beginning February 1, 1998. The principal loan covenants are as follows as defined in the agreement: current ratio of at least 1.4 to 1; total liabilities to net worth of not more than 2 to 1; total funded debt to earnings before taxes, depreciation and amortization of 2 to 1. The facility includes certain other covenants and is secured by substantially all of the Company's assets.

     The Company borrowed approximately $23.5 million under the revolving credit facility on August 1, 1996 to finance its acquisition of Leaseway. As of September 30, 1996 $33.3 million was outstanding under the line. In October, 1996, the Company increased the line of credit by $10.0 million to $45.0 million in anticipation of additional acquisition financing. Costs related to such increase were approximately $100,000 and will be amortized over the remaining life of the facility.

     The Company completed the acquisition of the principal assets of Leaseway Personnel Corporation. and Leaseway Administrative Personnel, Inc. (collectively, "Leaseway") effective August 1, 1996 for approximately $24 million in cash, plus deferred acquisition costs of approximately $150,000. The Company acquired the assets of Leaseway through Logistics Personnel Corp.
("LPC") (formerly, Employee Solutions of Florida, Inc.) a wholly owned subsidiary. LPC is an employee leasing company providing permanent and temporary private carriage truck drivers, as well as non-driver employees, including warehouse workers, mechanics, dispatchers, and administrative personnel to approximately 180 clients in 41 states.

     The Company completed the acquisition of the principal assets of the McClary-Trapp Companies effective November 1, 1996 for approximately $9.6 million in cash and $1.1 million in unregistered shares of the Company's common shares for a total purchase price of $10.7 million, plus deferred acquisition costs. The Company's unregistered common shares were valued at the average closing price on the NASDAQ National Market for October 1996 and have certain registration rights. McClary-Trapp Companies lease approximately 2,000 employees to a client base consisting primarily of light industrial, transportation and service companies.

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

        CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS/OUTLOOK

         The statements contained in this Management's Discussion and Analysis which are not historical facts (including statements using terms such as "believe," "expect," "anticipate" and similar terms) are forward-looking statements subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including delay or inability to conclude acquisition transactions, introductions of competing services, cancellations of contracts, changes in applicable regulations, general market acceptance of the Company's PEO and other services, fluctuations in margins, customers' reorganizations, demand fluctuations, and other factors. The other factors include those set forth in connection with the forward-looking statements or otherwise set forth herein. Readers are also urged to review carefully and consider the various disclosures which attempt to advise interested parties of the factors which affect or may affect the Company's business.

         Management of Rapid Growth. The Company's success will, in part, be dependent upon its ability to manage growth effectively. Since its formation, the Company has experienced rapid growth which has placed certain challenges on the Company's management and personnel resources and systems. As part of its business strategy, the Company intends to pursue continued growth through means such as further development of its sales and marketing capabilities, acquisitions and marketing alliances. Although the Company intends to maintain, and expand when necessary, its personnel, resources and systems to manage such future growth and to assimilate operations acquired by it, there can be no assurance that the Company will be able to maintain or expand these systems or to otherwise manage this growth effectively. Failure to do so could adversely affect the Company's business and financial performance.

         A substantial portion of the Company's recent and anticipated growth is attributable to its risk management/workers' compensation insurance services program. The risks associated with rapid growth in this area include the potential for poor underwriting due to a lack of experience with new geographic markets and industries served, a shortage of experienced and trained personnel, and the need to upgrade operating systems. The Company intends to convert certain aspects of its risk management information systems to support this growth; there can be no assurances that this conversion, or other future changes in systems or procedures, will be successfully completed.

         In addition, while management believes that significant growth can be achieved in the future, no assurance can be made that historical growth rates are sustainable.

         Adequacy of Loss Reserves. Under its workers' compensation arrangements with Reliance National Risk Specialists, a division of Reliance National Indemnity Company ("Reliance") and Legion Insurance Company ("Legion"), the Company is responsible for the first $250,000 ($350,000 for certain transportation programs) of each workers' compensation liability occurrence with no aggregate limit to the number of occurrences for which the Company may be liable. Under its self-insured health insurance arrangements with Nationwide Life Insurance Company and John Alden Life Insurance Company, the Company is responsible for the first $100,000 and $75,000 per covered individual per year, respectively. The Company's aggregate liability limit for its health insurance arrangements is based upon a formula tied to anticipated claims. The Company's reserves for losses and loss adjustment expenses under its workers' compensation and health insurance programs are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses based on then-known facts and circumstances, including industry data and historical experience. However, the establishment of appropriate reserves is an inherently uncertain process as the time between the occurrence of a covered loss and its settlement may take several years. For this reason, there can be no assurance that the Company's ultimate liability will not materially exceed its loss and loss adjustment expense reserves. This uncertainty is compounded in the Company's case by its rapid growth and limited experience. If the Company's reserves prove to be inadequate due to higher than estimated losses, the Company will be required to increase reserves or corresponding loss payments with a corresponding reduction in the Company's net income in the period in which the deficiency is identified. Losses in any particular period may be severe.

         Government Regulation of PEOs. The Company is regulated by numerous federal laws relating to labor, tax and employment matters. Generally, these laws prohibit race, age, sex, disability and religious discrimination, mandate safety regulations in the workplace, set minimum wage rates and regulate employee benefits. Because many of these laws were enacted prior to the development of non-traditional employment relationships, such as PEO services, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers such as the Company. As a result, interpretive issues concerning the definition of the term "employer" in various federal laws have arisen pertaining to the employment relationship. Unfavorable resolution of these issues could have a material adverse effect on the Company's results of operations or financial condition. Compliance with these laws and regulations is time consuming and expensive. The Company's standard form of agreement for PEO services provides that the client company is responsible for compliance with employment and employment-related laws and regulations, and that the parties are obligated to indemnify each other against breaches of the agreement. However, some legal uncertainty exists with respect to the potential scope of the Company's liability in the event of violations by its clients of employment, discrimination and other laws.

         The Internal Revenue Service ("IRS") has formed a Market Segment Study Group to examine whether PEOs, such as the Company, are the employers of worksite employees under the Internal Revenue Code of 1986, as amended (the "Code") applicable to employee benefit plans and consequently are able to offer to worksite employees benefit plans that qualify for favorable tax treatment. The Market Segment Study Group is also examining whether client company owners are employees of PEOs under Code provisions applicable to employee benefit plans. The Company is unable to predict the timing of the conclusions to be reached by the IRS.

         If the IRS were to determine that the Company is not the "employer" of certain worksite employees for purposes of the Code, the tax qualified status of 401(k) plans could be revoked, and the Company's cafeteria plan and similar employee benefits may lose favorable tax status. The Company has attempted to structure its retirement and cafeteria benefit plans with the worksite employers as "co-sponsors" to help protect against an adverse IRS determination applying to Company plans, even if it were to make such a determination for other PEOs' plans. However, certain Company plans (particularly relating to acquired operations) do not have worksite employer co-sponsors, and there can be no assurances that the co-employer structure would achieve favorable tax treatment. The Company believes that, although unfavorable to the Company, a prospective application of such a determination (that is, one applicable only to periods after such a determination is reached) would not have a material adverse effect on its financial position or results of operations, as the Company could continue to make available benefit programs to its client companies at comparable cost to the Company. However, if such a determination were applied retroactively to disqualify benefit plans, employees' vested account balances under 401(k) plans could become taxable, an administrative employer such as the Company could lose its tax deductions to the extent its matching contributions were not vested, a 401(k) plan's trust could become a taxable trust and the administrative employer could be subject to liability with respect to its failure to withhold applicable taxes and with respect to certain contributions and trust earnings. Further, the employer could be come subject to liability, including penalties, with respect to its cafeteria plan for the failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. However, because the Company's benefit plans and contributions have been relatively small, the Company does not believe that a retroactive application of any such determination would have a material adverse effect on the Company. In light of the IRS Market Study, certain legislation has been proposed to clarify the tax status of benefit plans in the PEO context. However, there can be no assurance that such legislation will be adopted. Even if adopted, the Company may need to change aspects of its operations or programs to comply with any requirements which may ultimately be adopted.

         The attractiveness to clients of a full service PEO arrangement, and particular services and products offered by the Company, depends in part upon the treatment of payments for those services and products of those matters under the Code (for example, the opportunity of employees to elect to receive certain benefits under a cafeteria plan using pre-tax dollars). Changes to the Code, related IRS regulations or other laws and regulations, could adversely affect the Company's business and profitability.

         The Company is subject to regulation by local and state agencies pertaining to a wide variety of labor related laws. As is the case with federal regulations discussed above, many of these regulations were developed prior to the emergence of the PEO industry and do not specifically address non-traditional employers. While many states do not explicitly regulate PEOs, 15 states have passed laws that have licensing or registration requirements and at least four states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. While the Company believes it is licensed in all states requiring such a license, there can be no assurance that the Company will be able to satisfy licensing requirements or other applicable regulations of any particular state from time to time.

         Dependence on Certain Insurers. The Company believes that its risk management/workers' compensation services program has been and will continue to be an important competitive factor in its growth and profitability. The Company's risk management/workers' compensation services program is being conducted principally in coordination with Reliance. The Company's contract with Reliance was last renewed June 1, 1996, and is subject to annual renewals. There can be no assurance that the Company can renew on commercially reasonable terms. The Company would be materially adversely affected by a termination of its arrangements with Reliance if the Company could not locate similar coverage with another insurer.

         In part to lessen its dependence upon Reliance, the Company is seeking to establish relationships with additional insurers. The Company is negotiating an additional continuing relationship with Legion Insurance Company ("Legion") similar to the Reliance program. Legion has already commenced providing workers' compensation services for certain Company operations. Although the Company intends to maintain relationships with both Reliance and Legion to provide alternative sources of service, there can be no assurance that Company will be able to successfully maintain both, or other, relationships on a going forward basis.

         Government Regulation Relating to Workers' Compensation Program. To facilitate its risk management/workers' compensation programs, the Company has formed Camelback Insurance, Ltd. ("Camelback") as a captive offshore insurance company chartered in Bermuda, and proposes to form Camelhead Insurance, Ltd. ("Camelhead") as a captive insurance company chartered in Hawaii. Insurance companies such as Camelhead and Camelback are subject to the insurance laws and regulations of the jurisdictions in which they are chartered; such laws and regulations generally are designed to protect the interests of policyholders, as opposed to the interests of shareholders such as the Company. In general, the regulatory authorities have broad administrative authority over insurers domiciled in their respective jurisdictions, including authority over insurers' capital and surplus levels, dividend payments, financial disclosure, reserve requirements, investment parameters and premium rates. The jurisdictions also limit the ability of an insurer transfer or loan of statutory capital and surplus to its affiliates. The regulation of Camelhead and Camelback could materially adversely affect the Company's operations and results.

         The Company's risk management/workers' compensation services program is conducted via "fronting" arrangements with Reliance, and the arrangements being negotiated with Legion would also constitute fronting arrangements. The National Association of Insurance Commissioners ("NAIC") recently adopted a model act concerning "fronting" arrangements. No determination can be made as to whether, or in what form, such act may ultimately be adopted by any state. The model act requires reporting and prior approval of reinsurance transactions relating to these arrangements, and limits the amount of premiums that can be written under certain circumstances. At this stage, the Company is unable to predict whether the model act will affect its relationships with Reliance or Legion.

         State regulation requires licensing of any individual or entity soliciting the sale of workers' compensation insurance within that state. Licenses may be residential or non-residential and for both individuals and entities. The Company formed ESI Risk Management Agency ("RMA") in 1995 to address state regulation and licensing issues and act as the Company's sales and marketing arm for stand-alone risk management/workers' compensation services. Although RMA is generally not required to be licensed in any state since it is not directly soliciting the sale of workers' compensation insurance, RMA has undertaken to become licensed in all 50 states and the District of Columbia. There can be no assurance that RMA will be able to obtain all of the licenses it intends to obtain.

         Acquisitions. The Company has grown substantially in recent years through the acquisition of other companies providing employment-related services, such as PEOs. As part of the Company's growth strategy, the Company intends to continue to pursue acquisition opportunities. The Company is unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. The Company competes for acquisition and expansion opportunities with entities which may have substantially greater resources. There can be no assurance that the Company will be able to identify suitable acquisition candidates, complete acquisitions or integrate successfully acquired businesses into its operations. Once integrated, acquisitions may not achieve comparable levels of revenues, profitability or productivity as the existing operations of the Company or otherwise perform as expected.

         Even if the Company were successful in its strategy of pursuing acquisition opportunities, there can be no assurance that such acquisitions can be made on terms which are ultimately attractive for the Company. Although the Company does not intend to complete acquisitions which would have a dilutive impact on earnings, there can be no assurances that future acquisitions by the Company will not be dilutive.

         Uncertainties of Extent of Employer's Legal Liability. There are many legal uncertainties about employee relationships created by PEOs, such as the extent of the PEO's liability for violations of employment and discrimination laws. The Company may be subject to liability for violations of these or other laws even if it does not participate in such violations. The Company's standard form of client service agreement establishes the contractual division of responsibilities between the Company and its clients for various personnel management matters, including compliance with and liability under various governmental regulations. However, because the Company acts as a co-employer, and in some instances acts as sole employer, the Company may be subject to liability for violations of these or other laws despite these contractual provisions and even if it does not participate in such violations. The Company has been sued from time to time in actions alleging responsibility for employees' actions, and although it believes it has meritorious defenses, there can be no assurances it will not be found liable. The circumstances in which the Company acts as sole employer may expose the Company to increased risk of such liabilities for an employees' actions. Although the client generally is required to indemnify the Company for any liability attributable to the conduct of the client, the Company may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities. In addition, employees of the client may be deemed to be agents of the Company, subjecting the Company to liability for the actions of such employees.

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

         In August 1996, the President signed into law the Health Insurance Portability and Accountability Act of 1996, which contains the following key provisions: (i) guaranteed access to health insurance businesses with 50 or fewer employees; (ii) guaranteed access to health insurance for individuals who lose group coverage; and (iii) protections for individuals with pre-existing medical conditions. In September 1996, the President signed additional maternity length of stay and mental health parity measures into law. There can be no assurance that compliance with recently enacted legislation will not have a material adverse impact on the Company's claims expense, its financial condition or results of operations.

         Claims Experience Uncertainties. State unemployment taxes and workers' compensation expense are, in part, determined by the Company's claims experience. Claims experience also greatly impacts the Company's health insurance rates and claims cost from year to year. Should the Company experience a large increase in claims activity for unemployment, workers' compensation and/or health care, then its costs in these areas would increase. Increased claims under partially self-insured and large deductible plans would immediately impact negatively on the Company's earnings, while such increases in fully-insured plans would raise the cost of such insurance at renewal. The Company might not be able to pass these costs to its clients and may have difficulty competing with the PEOs with lower claims rates that offer lower rates to clients. The Company also retains the first $250,000 of exposure for each workers' compensation claim, although the Company has obtained accidental death and dismemberment insurance in an amount up to $500,000 per claim to limit its exposure to certain categories of serious claims. This retainage increases the Company's exposure to such risks.

         Potential Tax Liabilities. The Company is subject to review and audit by federal and state taxation, labor and unemployment authorities with respect to taxes paid by, and tax rates applicable to, the Company. From time to time, the Company has received notices or challenges which may adversely affect its tax rates and payments. The Company has received a letter from the Arizona Department of Economic Security with respect to its unemployment tax rate for the year ended December 31, 1994 which, if determined adversely to the Company, would result in an amount due of approximately $500,000 (before interest and income tax effect). In addition, the Company has received payroll tax penalty notices from the IRS and various states relating to acquired Hazar operations, alleging certain late payment of payroll taxes; the penalties proposed to be assessed against the Company total approximately $572,000, and the penalties to be assessed against Hazar, its predecessor, total approximately $390,000 for the period during which the Company performed designated management services on behalf of the predecessor. The Company believes that it has defenses to these actions, and has objected vigorously to payment of such past taxes and penalties. However, it is not possible to predict if the Company will be successful in abating these taxes and penalties, or other unanticipated claims which could arise in the future. The Company would be required to record these amounts as additional expense and liability if, at any time in the future, it became apparent that the Company would not prevail in these matters.

         Credit Risks. The Company sometimes pays salary and wages to worksite employees and makes various tax and benefit payments prior to reimbursement by Company clients, and it is customary to offer credit terms in certain industries. Whether or not payments are received from Company clients, the Company is under a legal obligation to pay worksite employees for services rendered. The nature of the Company's business and pricing margins is such that a small number of client credit failures could have a material adverse effect on its business and financial condition. The Company conducts a limited credit investigation based on the facts of each case prior to accepting most new clients and thus may encounter collection problems which would adversely affect its cash flow.

         Competition and Economic Conditions. The market for many of the services provided by the Company is characterized by rapid growth and competition. Over 2,000 PEOs compete in the United States. The Company also competes with payroll processing firms, insurance companies and financial institutions which provide some of the services the Company offers to its clients. Many of these competitors have greater resources, greater assets and larger marketing staffs than the Company.

         The Company's business is also susceptible to general economic trends. For example, recessions or other decreases in employment, could adversely affect the demand for the Company's services and/or the number of persons employed by the Company's clients.

         Dependence Upon Certain Officers and Key Employees. The Company is highly dependent upon the services of certain of its officers and key employees, particularly Marvin D. Brody, its Chief Executive Officer. The loss of services of any of these individuals would have a material adverse effect upon the Company. The Company does not have employment agreements with Mr. Brody or certain other of these individuals.

Quarterly Operating Results

         Historically, the Company's revenues generally have increased on a quarter to quarter basis. Revenues in the fourth quarter of each year include the effects of the flow through of bonus payrolls of worksite employees, which are substantially higher in December than in any other month.

         Quarter to quarter comparisons can also be substantially affected by acquisition activity and the volume of conversions from stand alone workers' compensation services to full PEO services. In addition to increasing revenues, acquisition activity can affect gross profits and margins because of the transition period after an acquisition in which the Company acts to implement pricing changes where appropriate, and to eliminate client relationships which do not meet the Company's risk or profitability profiles. Significant numbers of conversions from stand-alone risk management/workers' compensation to full service PEO arrangements tend to increase gross profit amounts while decreasing gross margins because of the addition of pass-through salaries and wages to both revenues and costs.

         Gross profit margin for continuing services generally improves from quarter to quarter within a year, with the first quarter generally the least favorable and the fourth quarter generally the most favorable. Employment related taxes are based on the cumulative earnings of individual employees up to a specified wage level. Therefore, these expenses tend to decline over the course of a year. Since the Company's revenues for an individual client are generally earned and collected at a relatively constant rate throughout each year, payment of such unemployment tax obligations has a decreasing impact on the Company's working capital and results of operations as the year progresses. Other factors affecting the primary components of direct cost, such as the effects of trends in medical and workers' compensation claims, adjustments to benefit plans and other factors, can affect this trend.

         Gross profit margin for continuing services generally improves from quarter to quarter within a year, with the first quarter generally the least favorable and the fourth quarter generally the most favorable. Employment related taxes are based on the cumulative earnings of individual employees up to a specified wage level. Therefore, these expenses tend to decline over the course of a year. Since the Company's revenues for an individual client are generally earned and collected at a relatively constant rate throughout each year, payment of such unemployment tax obligations has a decreasing impact on the Company's working capital and results of operations as the year progresses. Other factors affecting the primary components of direct cost, such as the effects of trends in medical and workers' compensation claims, adjustments to benefit plans and other factors, can affect this trend.

OTHER INFORMATION - PART II

Item 1. Legal Proceedings
-------------------------
Information is incorporated herein by reference from the Company's Report on Form 10-Q for the period ended March 31, 1996.

Item 2. Change in Securities
----------------------------
On August 1, 1996, the Company entered into transactions with Bank One Arizona, NA, which provided a revolving credit facility for the Company and its subsidiaries which, as amended, makes available to the Company up to $45.0 million. The facility provides working capital and acquisition financing for the Company.

Certain financial covenant provisions of the revolving credit agreement may be determined to affect the rights of holders of the Company's outstanding securities. The following summary of certain of such provisions is qualified in its entirety by references to the text of the Loan Agreement, as amended (the "Loan Agreement"), a copy of which original agreement was filed as an exhibit to the Company's Report on Form 8-K dated August 1, 1996 and a copy of which amendment is filed as an exhibit hereto:

           (a) Section 6.12.1 of the Loan Agreement requires the Company to maintain a current ratio of not less than 1.4 to 1.

           (b) Section 6.12.2 of the Loan Agreement requires the Company to maintain a ratio of total liabilities to net worth not more than 2-to-1.

           (c) Section 6.12.3 of the Loan Agreement requires the Company to attain EBITDA of not less than $10 million for each year (increased by 50% of pro forma EBITDA of companies acquired).

           (d) Section 6.12.4 of the Loan Agreement provides that the Company's total funded debt may not exceed two times EBITDA.

In addition to the foregoing, among other things, the Loan Agreement contains restrictions on sale of securities (Section 7.1 of the Loan Agreement), mergers or the sale of significant assets by the Company and certain investments and business acquisitions by the Company and subsidiaries (Sections 7.4 and 7.5 of the Loan Agreement).

Item 6. Exhibits and Reports on Form 8-K

           (a)     Exhibits
                   --------
                   3.1  Amendment to Articles of Incorporation.

                   10.1 Asset  Purchase  Agreement  between  the Company and the
                        McClary-Trapp Companies dated as of November 1, 1996.

                   10.2 Amendment  Number  One  to  Loan  Agreement  between the
                        Company and Bank One Arizona, N.A.

                   27 Financial Data Schedule

           (b)     Reports on Form 8-K
                   -------------------

                      The Company filed a report on Form 8-K dated August 1, 1996 which reported the acquisition by the Company of substantially all of the assets of Leaseway Personnel Corporation and Leaseway Administrative Personnel, Inc. (the "Sellers"). The following financial statements were filed as part of such Form 8-K:

                      Audited Combined Financial Statements of the Sellers as of and for the two years ended December 31, 1995.

                      Audited Combined Statements of Earnings and Cash Flows for the year ended December 31, 1993.

                      Unaudited Combined Balance Sheets as of June 30, 1996 and 1995.

                      Unaudited Combined Statements of Earnings and Cash Flows for the six months ended June 30, 1996 and 1995.

                      Pro Forma Combined Balance Sheet as of June 30, 1996 (Unaudited).

                      Pro Forma Combined Statement of Operations for the year ended December 31, 1995 (Unaudited).

The Company filed a report on Form 8-K dated June 22, 1996 which reported the acquisition by the Company of the outstanding capital stock of GCK Entertainment Services I, Inc. and Talent, Entertainment and Media Services, Inc. (together "Team"). The following financial statements were filed as part of such Form 8-K:

                  a. The following financial statements of TEAM are filed herewith:

                           o Consolidated Balance Sheets as of June 22, 1996 (unaudited) and December 31, 1995
                           o Consolidated Statements of Operations for the year ended December 31, 1995 and the interim periods ended June 30, 1995 (unaudited) and June 22, 1996 (unaudited)
                           o        Notes to Consolidated Financial Statements

                  b. The following pro forma financial statements of the Company, reflecting the TEAM acquisition, are filed herewith:
                           o Combined Balance Sheet as of June 30, 1996 (unaudited)
                           o        Statements of Operations for the:
                                    - Six months ended June 30, 1996 (unaudited)
                                    - Year Ended December 31, 1995
                           o        Notes to Pro Forma Financial Statements

                                   SIGNATURES

           In accordance with the requirements of The Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               EMPLOYEE SOLUTIONS, INC.

           Date:  November 14, 1996                  /S/ Marvin D. Brody
                                                     ------------------------
                                                      Marvin D. Brody
                                                      Chief Executive Officer

                                                     /S/ Morris C. Aaron
                                                     ------------------------
                                                      Morris C. Aaron
                                                      Chief Financial Officer