Form 10-Q/A
period 1996-09-30
EMPLOYEE SOLUTIONS INC
filed 1996-11-21
CIK 904897

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q/A
                               Amendment No. 1 to
                                    FORM 10-Q



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

         The Company is filing this amendment to its Report on Form 10-Q for the period ended September 30, 1996 to correct the following typographical errors:

                  --  Brackets   have  been  placed  around  the  number  $6,321
appearing in the Consolidated Statements of Cash Flows for the nine months ended September 30, 1996.

                  -- Brackets have been placed around the number $13,480 appearing in the Consolidated Statements of Cash Flows for the nine months ended September 30, 1996.

                  -- In the second line of the table appearing in Note 6 of the Notes to the Consolidated Financial Statements, the line item "net loss" has been corrected to read "net income(loss)."

                  -- In the third and fourth paragraphs under the heading 'Liquidity and Capital Resources' in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," the amount of cash equivalents and the amounts of cash on deposit at Camelback at September 30, 1996 has been corrected to agree with the balance sheet.

         In addition, the discussion in the second paragraph of 'Liquidity and Capital Resources' has been expanded to reference cash flows from financing activities relating to borrowings under the Company's credit facility.

                            EMPLOYEE SOLUTIONS, INC.

                                   FORM 10-Q/A
                               Amendment No. 1 to
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                                      INDEX

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

                     Consolidated Balance Sheets - September 30, 1996 and
                     December 31, 1995.                                                                       4

                     Consolidated Statements of Operations for the
                     Three Months and Nine Months Ended September 30, 1996 and 1995.                          5

                     Consolidated Statement of Changes in Stockholders'
                     Equity for the Nine Months Ended September 30, 1996.                                     6

                     Consolidated Statements of Cash Flows for the
                     Nine Months Ended September 30, 1996 and 1995.                                           7

                     Notes to Consolidated Financial Statements.                                              9

Item 2.              Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.                                                                  13



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

                            EMPLOYEE SOLUTIONS, INC.

                                ($ in thousands)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                1996               1995
                                                                                ----               ----
RECONCILIATION OF NET INCOME
     TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
         Net income...................................................    $         9,715      $      2,206
                                                                          ---------------      ------------


ADJUSTMENTS TO RECONCILE NET
  INCOME TO NET CASH USED IN OPERATING ACTIVITIES:
     Depreciation and amortization....................................              1,216               229
     Minority interest................................................            --                   (169)
     Write off of deferred acquisition costs..........................            --                      3
     Increase in accounts receivable, net.............................     (       24,145)           (3,781)
     Increase in prepaid expenses and deposits........................     (          843)               27
     Decrease (increase) in deferred income tax assets................                149              (449)
     Increase in other assets.........................................     (            5)              (45)
     (Decrease) increase in accounts payable..........................     (        6,321)               73
     (Decrease) increase in accrued pension contributions.............              1,417               (47)
     Increase in accrued salaries, wages and payroll taxes............             13,452             1,929
     (Decrease) increase in income taxes payable......................     (        1,978)            1,205
     Increase in accrued workers'
        compensation and health insurance.............................              2,306             1,012
     Increase in other accrued expenses...............................              1,278               431
     Decrease in deferred income
     tax liabilities..................................................     (            6)              (18)
                                                                          ---------------      ------------
                                                                           (       13,480)              400
                                                                          ----------------     ------------
     Net cash (used in) provided by operating activities..............    $(        3,765)     $      2,606
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
                  =======         =======         =======        =======   =======         =======         =======        =======

Net income
per
common and
common
equivalent
share             $   .13         $   .13         $   .05        $   .05   $   .30         $   .30         $   .08        $   .08
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

                       ($ in thousands except share data)

                                                        Nine Months Ended       Nine Months Ended
                                                        September 30, 1996      September 30, 1995
                                                        ------------------      ------------------

           Total revenues                                     $373,450                $300,253
           Net income (loss)                                    10,446                    (136)


           Net loss per common and common
              equivalent share
                      -Primary                                $    .32                  ($ .01)
                      -Fully diluted                          $    .32                  ($ .01)

           Weighted average number of common and
              common equivalent shares outstanding
                      -Primary                              32,446,593              26,173,880
                      -Fully diluted                        32,817,451              26,173,880


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

Results of Operations--Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995.

                                ($ in thousands)

                                                       Percent
                                            1996       Change          1995
                                            ----       -------         ----

Revenues                               $    125,238      275%     $   33,436

Cost of revenues                            112,864      279%         29,809

Gross profit                                 12,374      241%          3,627

Selling, general and administrative           5,706      295%          1,442

Depreciation and amortization                   562      569%             84

Interest income (expense), net                (179)    (375)%             64

Net income                                   4,246       252%          1,205

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

     In the nine month periods ended September 30, 1996 and 1995, cash provided by (used in) financing activities was $36.7 million and $154,000, respectively. Cash flows from financing activities during the nine months ended September 30, 1996 resulted primarily from borrowings under the revolving line of credit and the sale of the Company's Common Stock upon exercise of warrants and options offset by cash used to fund bank overdrafts of acquired companies. Cash raised from financing activities will be directed by management to meet the increasing reserve and capital requirements of Camelback, to finance future acquisitions subject to identification of suitable candidates, and for general corporate purposes.

     At September 30, 1996 and December 31, 1995, the Company had cash and cash equivalents of $12.1 million and $14 million, respectively. Cash and cash equivalents are invested in high investment grade instruments with maturities of less than 90 days. Certain amounts of restricted cash (see below) may have maturities beyond 90 days but are highly liquid. Restricted cash represents the cash reserves set aside by the Company in a trust account for payment of future workers' compensation losses. Trust fund balances are set based on a negotiated amount between Reliance (see discussion of Reliance below) and the Company. Other than for payment of losses, the Company cannot access the trust fund without the agreement of Reliance. The Legion program, once fully implemented, will operate similar to that of Reliance with respect to the funding of future losses. Trust fund accounts are maintained by the company's captive insurance subsidiary. At September 30, 1996 and December 31, 1995, approximately $9.0 million and $2.7 million were on deposit at Camelback which was held in trust as restricted cash. At September 30, 1996 and December 31, 1995, the Company had working capital of $29.4 million and $8.6 million, respectively.

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

                                               EMPLOYEE SOLUTIONS, INC.

           Date:  November 20, 1996                  /S/ Marvin D. Brody
                                                     ------------------------
                                                      Marvin D. Brody
                                                      Chief Executive Officer

                                                     /S/ Morris C. Aaron
                                                     ------------------------
                                                      Morris C. Aaron
                                                      Chief Financial Officer