Form 10-K
period 1996-12-31
EMPLOYEE SOLUTIONS INC
filed 1997-03-31
CIK 904897

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _________________

                         Commission file number: 0-22600

                            EMPLOYEE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

           Arizona                                        86-0676898
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                2929 East Camelback Road, Phoenix, Arizona 85016
                    (Address of principal executive offices)

                    Issuer's telephone number: (602) 955-5556

           Securities registered pursuant to Section 12(b) of the Act:
Title of each class:               Name of each exchange on which registered:
     None                                    N/A
-----------------------            -----------------------

                 Securities registered pursuant to Section 12(g)
                                  of the Act:

                            No Par Value Common Stock
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   X                     No
                    ----                       ----

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

            The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the $6.0625 closing price of the Registrant's Common Stock as reported on the NASDAQ National Market on March 27, 1997, was approximately $155 million. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

        The number of outstanding shares of the Registrant's Common Stock as of March 27, 1997, was 30,857,101.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                            EMPLOYEE SOLUTIONS, INC.
                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS



                                     PART I
ITEM 1. - BUSINESS
ITEM 2. - PROPERTIES
ITEM 3. - LEGAL PROCEEDINGS
ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 4A. - EXECUTIVE OFFICERS OF THE REGISTRANT

                                     PART II
ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED SHAREHOLDER MATTERS
ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III
ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. - EXECUTIVE COMPENSATION
ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     PART IV

ITEM 14. - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                                     PART I

                 Except for the historical information contained herein, the discussion in this Form 10-K contains or may contain forward-looking statements (including statements in the future tense and statements using the terms "believe," "anticipate," expect," "intend" or similar terms) which are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1 -- Business" and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" (particularly "Outlook: Issues and Risks" therein), as well as those factors discussed elsewhere herein or in any document incorporated herein by reference.

                 Unless otherwise indicated, all share and per share information herein has been restated to reflect the Company's two-for-one stock splits in 1996.


ITEM 1.  BUSINESS
-----------------

Introduction

                 Employee Solutions, Inc. (together with its subsidiaries "ESI" or the "Company") is a leading professional employer organization ("PEO") providing employers throughout the United States with comprehensive employee payroll, human resources and benefits outsourcing services. The Company's integrated outsourcing services include payroll processing and reporting, human resources administration, employment regulatory compliance management, risk management/workers' compensation services, retirement and health care programs, and other products and services provided directly to worksite employees. At December 31, 1996, ESI serviced approximately 1,200 client companies with approximately 30,000 worksite employees in 46 states. The Company has implemented an aggressive growth strategy since its initial public offering in August 1993. Through internal growth and acquisitions, ESI revenues have increased 167% to $439 million for the fiscal year 1996 from $164 million in 1995. ESI's net income for 1996 was $12.0 million, an increase of 214% from net income of $3.8 million in 1995.

                 The Company seeks to strengthen its leadership position in the PEO industry by providing client companies with comprehensive and flexible outsourcing services to meet their human resources needs while helping manage their overall costs. The Company believes its size, full range of employee outsourcing solutions, nationwide presence and sophisticated risk management/workers' compensation programs give it a competitive advantage. Under ESI's primary contractual arrangement with its clients, ESI assumes designated obligations for payroll preparation and reporting, payment of payroll taxes, human resources management and the provision of employee benefit plans. Although the Company is the "employer of record," the client generally retains management control of the employees, including supervision, hiring and termination, and determining the employees' job descriptions and salaries. Through its integrated services, the Company provides significant benefits to its client companies, including managing escalating costs associated with workers' compensation, health insurance, workplace safety and employment policies and practices; enhancing employee recruiting and retention by providing employees with access to health care and other benefits that are more characteristic of larger employers; and reducing the time and effort required by the employer to deal with the increasingly complex legal and regulatory employment environment. The Company intends to expand the services it provides directly to worksite employees to include employee payroll deduction programs for life, disability and special health insurance, automobile insurance, prepaid telephone cards and other personal financial services and benefits which the employee may purchase at competitive rates.

                 In part as a marketing strategy to introduce its services to potential clients not currently seeking a full PEO solution, the Company began in 1995 to offer employers stand-alone risk management/workers' compensation services. At December 31, 1996, this program covered an additional approximately 13,500 workers employed by approximately 64 employers. ESI targets these stand-alone risk management/workers' compensation clients for conversion into full-service PEO clients over the long term, although there can be no assurance that such conversions will occur.

                 In addition, to leverage the Company's transportation market expertise, the Company entered the full-service driver leasing market in 1996. Through this program, ESI hires and places drivers with companies wishing to obtain transportation services on a contract basis.

                 The Company is an Arizona corporation incorporated in 1991.

Acquisitions

                 The Company believes that strategic acquisitions present a practical, effective and economical means of growth. Because the Company intends to focus in the short term on further integrating prior acquisitions into the Company's operations, the Company currently does not expect 1997 acquisition activity to be as extensive as in 1996.

                 The Company analyzes the economic advantages of potential acquisition opportunities principally by focusing upon multiples of expected overall profitability and also examining other opportunities which may be presented to the Company such as the ability to enter into attractive new market segments, extend its geographical reach, and/or achieve potential costs savings and economies of scale. The Company does not believe that revenues per worksite employee or other per-employee measurements are generally relevant criteria for evaluating acquisitions.

                 The Company believes that the following table illustrates both the execution of its acquisition strategy and the diversity of its acquisitions, which results from its case by case analysis of acquisition opportunities. The Company's recent acquisitions of PEOs include:

                                              Estimated            Approx.
                                              Annualized          Number of          Approx.        Primary
    Acquired Company            Date         Revenues at          Worksite          Number of    Industry(ies)
      or Operations           Acquired        Closing(1)          Employees          Clients     of Operations        Region(s)
      -------------           --------        ----------        -------------      -----------   -------------        ---------
Pokagon Office               1/96             $17 million            800               58         Transportation       Ohio
Services, Inc.

Renhill Group                4/96             $7 million             400               34         Transportation       Midwest
                                                                                                  and light
                                                                                                  industrial

Employer Sources,            5/96             $8 million           1,100               55         Apparel              Southern
Inc.                                                                                              manufacturing        California

Ashlin Transportation        6/96             $35 million          1,100               82         Transportation       Midwest
Services, Inc.

TEAM Services                6/96             $61 million         11,000               74         Entertainment        Nationwide

Leaseway(2)                  8/96             $97 million          1,900               77         Private carriage     Nationwide
                                                                                                  and driver
                                                                                                  leasing

McClary-Trapp groups        11/96             $55 million          2,000              130         Manufacturing,       Southeast
of companies                                                                                      light industrial
("McClary-Trapp                                                                                   and
Group")                                                                                           transportation

ETIC Corporation             2/97             $50 million          2,000              150         Light industrial,    Ohio and
d/b/a Employer's Trust                                                                            transportation       surrounding
("ETIC")                                                                                          and construction     states


CMGR, Inc. and               2/97             $55 million          1,700               75         Professional,        Northeast
Humasys, Inc.                                                                                     service and light
("CMGR Companies")                                                                                industrial

------------------
1 Estimated revenues are determined by annualizing the acquired business revenues for the first month following the acquisition (except in the case of ETIC and the CMGR Companies, in which case the estimate is based upon historical information from the acquired companies, and Employer Sources where amounts were adjusted to reflect the seasonal nature of the business). The data have not been adjusted to reflect the Company's post-acquisition actions to terminate client relationships which do not fit the Company's standard client or risk profiles or other post-acquisition changes in payroll, numbers of worksite employees or number of clients.

2                Excludes temporary drivers and clients.

                 Beginning in 1993, the Company determined that it would need to increase its size to obtain operating efficiencies, strengthen its overall presence and achieve other corporate goals, such as becoming sufficiently large to permit its initial public offering. To further these goals, the Company acquired The Prescott Group and Pro Pay, which expanded the Company's presence in service businesses in the southwestern United States. After consolidating these acquisitions, the Company continued its acquisition strategy in order to expand further the geographical reach of its operations and the breadth of the industry segments which it served. By expanding its presence nationally, the Company believed it would be better positioned to provide outsourcing solutions to multistate employers and assimilate additional strategic acquisitions with multi-state operations. The Company also identified the transportation segment as a market which would particularly benefit from the Company's services and enhance the Company's operations and profitability.

                 In furtherance of these strategies, in January 1995, the Company acquired ESM, a transportation PEO. The Company then significantly increased its nationwide presence in October 1995 through its acquisition of Hazar which expanded the Company's geographic reach to many areas in the United States, including California, New York, New Jersey, Massachusetts, and Illinois.

                 Other acquisitions with a significant transportation emphasis include the 1996 acquisitions of Pokagon, Renhill, Ashlin, and six companies in the McClary-Trapp Group.

                 In order to leverage its expertise gained in the transportation market in August 1996 the Company entered the full-service driver leasing market through its acquisition of Leaseway, a company which provided clients permanent and temporary private carriage truck drivers, as well as non-driver employees, including warehouse workers, mechanics, dispatchers, and administrative personnel. In this market, the Company itself hires and places drivers and provides them to companies requiring transportation services on a contract basis.

                 The Company has also identified the entertainment industry as an industry that lacks significant market penetration by PEO companies.
Accordingly, the Company acquired TEAM Services in June 1996. TEAM Services' current business generally involves temporary and part-time employees in the entertainment industry, although the Company believes the acquisition of TEAM Services may assist the Company in entering other segments of the entertainment industry, such as production.

                 Four of the acquisitions in 1996 were particularly substantial, and are described in greater detail below:

                 Employee Solutions-East, Inc. Effective January 1, 1996, the Company, which had held a 1% equity interest in Employee Solutions-East, Inc. ("ESEI") since its formation in June 1994, acquired the remaining 99% equity interest in ESEI from Edward L. Cain, Jr., a director and executive officer. ESEI was a joint venture based in Atlanta, Georgia through which the Company conducted substantially all of its sales and marketing activities in relation to its employee leasing business. The base purchase price consisted of 648,000 shares of the Company's unregistered Common Stock. In connection with his employment agreement, Mr. Cain had previously received options to acquire 400,000 shares of the Company's Common Stock at an exercise price of $2.13 per share (the fair market value of the Company's Common Stock on the date of grant) which expire through November 10, 2004 and which, among other terms and conditions, become exercisable in November 1999 subject to continued employment. Mr. Cain was elected to the Company's Board of Directors in 1995 and has served as its vice president of sales since April 1995. Mr. Cain has continued to serve the Company in these capacities following completion of the acquisition.

                 The Company has provided certain support services and financial support to ESEI since its formation. During the period in which the Company owned a minority equity position in the venture, the venture's results were consolidated with those of the Company for financial reporting purposes because the Company held a controlling interest in ESEI's operations.

                 TEAM Services. On June 22, 1996, the Company purchased all of the outstanding capital stock of GCK Entertainment Services I, Inc. and Talent, Entertainment and Media Services, Inc. (collectively, "TEAM Services"). TEAM Services is a Burbank, California, based company specializing in leasing commercial talent, musicians and recording engineers to the music and advertising segments of the entertainment industry. At the time of the acquisition, TEAM Services had approximately 3,800 active worksite employees and approximately an additional 7,200 employees representing employees who are expected to receive payments in future periods, most of whom work on a temporary or part-time basis. In connection with the acquisition, the Company assumed net liabilities of approximately $825,000 (representing the minimum purchase price) which has been recorded as goodwill, and is being amortized over a 15 year life. The final purchase price will be four times total TEAM Services' pre-tax income for the year ending June 30, 1999, to be paid in the form of net assumed liabilities and the Company's unregistered Common Stock. Although there is no stated maximum purchase price, the Company believed this arrangement is attractive because the purchase price is ultimately dependent on the future success of the acquired business. The unregistered shares are entitled to certain piggyback and demand registration rights.

                 Jeffery Colby, a member of the Company's Board of Directors and a principal shareholder of TEAM Services, has served as Chief Executive Officer of TEAM Services since 1993. Mr. Colby entered into an employment agreement with the Company pursuant to which he will provide, among other services, certain marketing services. The purchase price payable under the TEAM Services acquisition agreement will be increased by an amount equal to four times the gross profit on Company PEO sales generated by Mr. Colby during the year ending June 30, 1999.

                 Leaseway Personnel Corporation and Leaseway Administrative Personnel, Inc. On August 1, 1996, the Company completed the acquisition of the principal assets of Leaseway Personnel Corporation and Leaseway Administrative Personnel, Inc. (collectively, "Leaseway") for approximately $24 million in cash. The Company acquired the assets of Leaseway through Logistics Personnel Corp. ("LPC"), a wholly owned subsidiary. LPC provides approximately 2,000 permanent and temporary private carriage truck drivers, as well as non-driver employees, including warehouse workers, mechanics, dispatchers, and administrative personnel to approximately 180 clients in 41 states.

                 McClary-Trapp Group. On November 1, 1996, the Company acquired the principal assets of the McClary-Trapp Companies for approximately $10.6 million paid in the form of cash, assumed liabilities, and 53,000 unregistered shares of the Company's common stock. The Company's unregistered common shares were valued at the average closing price on the NASDAQ National Market for October 1996, less a 35% discount for lack of marketability, and have certain registration rights. McClary-Trapp Group together leased approximately 2,000 employees to a client base consisting primarily of light industrial, transportation and service companies.

                 To date in 1997, the Company has acquired two PEOs, in transactions described below.

                 ETIC. On February 1, 1997, the Company acquired the principal assets of ETIC Corporation, dba Employers Trust ("ETIC"), a Cincinnati, Ohio based PEO. The purchase price will be $30,000 plus five times ETIC's pre-tax income as defined for the 12-month period ending January 31, 1998. At closing, $855,000 of the purchase price was paid in cash. An interim payment toward the purchase price may be due on or before April 30, 1997, if ETIC meets certain earnings thresholds. The final payment of purchase price is due on or before April 30, 1998. The purchase price will be paid in cash. ETIC has current annualized revenue of approximately $50 million and approximately 2,000 worksite employees at approximately 150 clients.

                 CMGR Companies. On February 17, 1997, the Company acquired the principal assets of CMGR, Inc., and Humasys, Inc. (the "CMGR Companies"), based in the New York metropolitan area, for approximately $3.9 million, payable $3.0 million in cash and $850,000 through the assumption of certain liabilities. At closing, $1.5 million of the purchase price was paid in cash. An interim payment toward the remaining purchase price of $500,000 in cash is due six months after the closing. The final payment toward the purchase price is due on or before April 18, 1998. ETIC has current annualized revenue of approximately $55 million and approximately 1,700 worksite employees at approximately 75 clients.

                 The Company reviews acquisition opportunities on an ongoing basis. While growth through acquisition is a significant element of the Company's overall long term growth plan, the Company expects 1997 acquisition activity to be reduced from 1996 and there can be no assurance that any additional acquisitions will be completed.

Current Operations

                 The Company is engaged in the business of employee leasing wherein the Company and the Company's "client company" agree that the Company will become the "employer of record" for the client company's employees. In most cases, the Company acts as a "co-employer" although it assumes certain additional obligations in certain situations, including where required by state regulation. As the employer of record, the Company assumes designated payroll and personnel obligations, such as payroll preparation, payment of payroll taxes, preparation and filing of payroll tax reports and maintenance of employee health insurance and related plans, including group term life insurance programs, pension plans, 401(k) plans, accidental death and dismemberment insurance and risk management/workers' compensation services, while allowing the client in most cases to retain management control of the employees, including supervision, hiring and firing, job description and salary determinations. The Company also provides risk management/workers' compensation services to clients which are not employee-leasing clients of the Company.

                 Employee leasing is a value-added service that provides small to mid-sized companies real economic benefits. Since the Company has a large number of employees on its payroll, exposure relating to workers' compensation insurance, health insurance and unemployment insurance may be spread over a large pool of employees, thereby potentially reducing the Company's rates below rates which might otherwise be available to smaller companies. In addition, employee leasing may relieve the client company of liability for late payments of payroll and withholding taxes and resulting penalties.

                 The Company has entered into PEO arrangements with a wide variety of client companies. As a marketing strategy to introduce its services to potential clients not currently seeking a full PEO solution, the Company began in 1995 to offer employers with stand-alone risk management/workers' compensation services. At December 31, 1996, this program covered an additional approximately 13,500 workers employed by approximately 64 employers. ESI targets these stand-alone risk management/workers' compensation clients for conversion into full-service PEO clients. The Company competitively prices its services taking into account the various needs of its clients.

                 The Company generally enters into subscriber agreements with its clients. These agreements generally may be canceled upon 30 days written notice of termination by either party and also may be canceled without notice by the Company under certain circumstances such as nonpayment of fees.

Industry Overview

                 According to the U.S. Small Business Administration, in 1993 there were approximately 5.2 million businesses in the United States with fewer than 500 employees; these businesses together employed over 50 million employees and had annual payrolls exceeding $1.1 trillion. Due to trends in the U.S. economy, these smaller businesses, with fewer internal resources to cope with these administrative burdens and benefits challenges, are becoming more numerous. The prime target market for PEO organizations generally is small or medium sized employers who seek cost savings and assistance in dealing with the increased complexity of the employment relationship. The Company believes larger organizations also can benefit from PEO services.

                 The professional employer organization industry began to evolve in the 1980s, primarily in response to the increasing burdens on small to medium-sized employers resulting from a complex regulatory and legal environment. Whi le various  service  providers  assisted these  businesses with specific tasks, PEOs began to emerge as providers of a more comprehensive range of employment-related services. As the industry has evolved, the term "professional employer organization" is used to describe an entity which establishes a three-party relationship among the PEO, a client business, and the employees of that client business. For client employers, PEOs can perform the functions of human resources, payroll and benefits administration departments of larger companies. The PEO offers employers a one stop shop with a menu of choices for the client company to bundle the payroll and benefit related services into one contract. The primary services performed by PEOs are payroll administration, workers' compensation insurance, medical benefits and 401(k) retirement plans. The growth of the PEO industry results, in significant part, from the demand by relatively small businesses for assistance in administrative aspects of the employer/employee relationship, as well as a means to allow participation of their employees in attractive employee benefit programs. By having their employees become part of a larger employee pool, employers often can provide access to enhanced benefits, such as medical insurance, which would not be economically available to relatively small employers.

                 According to the National Association of Professional Employer Organizations ("NAPEO"), the number of employees under PEO arrangements in the United States has grown from approximately 10,000 in 1984 to approximately 2.0 million in 1995. Although industry data is somewhat incomplete, the PEO industry market is highly fragmented; it is estimated that there are approximately 2,300 PEOs in operation in the United States, none of which has a dominant market share nationwide. Industry revenues grew from $5.0 billion in 1991 to $13.8 billion in 1995, representing a compounded annual growth of approximately 29%, according to data from Staffing Industry Analysts, Inc. The large size of the potential client market leaves room for substantial continued growth of the PEO industry. Estimates of current PEO market penetration are only approximately two percent of the target small to medium-sized employer group.

                 The Company believes that an important aspect of the growth of the PEO industry has been the increased recognition and acceptance of PEOs, and the employer/employee relationships they create, by federal and state governmental authorities. The concept of PEO services has become better understood by regulatory authorities, as legitimate industry participants have overcome the well-publicized earlier failures of some PEOs. The Company believes that the regulatory environment has begun to shift to one of regulatory cooperation with the industry, although significant issues (particularly tax-related) remain unresolved. Through NAPEO, the Company and other industry leaders work with government entities for the establishment of appropriate regulatory frameworks to protect clients and employees and thereby promote the acceptance and further development of the PEO industry.
See "Government Regulation"

Clients

                 As of December 31, 1996, the Company's full-service PEO client base consisted of approximately 1,200 client companies, representing approximately 30,000 employees in 46 states. At that date, the Company had customers in more than 12 specific industries, based on Standard Industrial Classification ("SIC") codes, and no more than 33% of the Company's customers were classified in any one SIC code. The Company's approximate client company distribution by major industry grouping as of December 31, 1996 is set forth below:

                                                 Percent of
             Industry Group                        Clients
             --------------                        -------

Transportation:
                 Private carriage/driver leasing     10%
                 For hire/standard PEO               23
                 --------                            --
                   Total                             33

Services:
                 Professional                        14
                 Light Industrial                     5
                 Entertainment                       11
                 ---------------                     --
                   Total                             30

Manufacturing                                        11

Construction                                          7

Retail Trade                                          6

Real Estate                                           5

Wholesale Trade                                       3

Agriculture and Fishing                               2

Other                                                 3


                 As part of its business strategy, the Company targets a nationwide client base composed primarily of transportation, light industrial, and blue collar businesses, and to a lesser extent, white collar and professional. Although the Company has targeted certain industries such as transportation, which it believes particularly benefit from its services and expertise, the Company also seeks to maintain an overall diversity of clients, in both industries and geographical scope. This diverse base enables the Company to minimize its exposure to cyclical downturns in specific industries and geographic regions.

                 The Company's average full-service PEO client had approximately 17 employees as of December 31, 1996 (excluding TEAM Services), while the average client added through internally-generated sales in 1996 exceeded 40 employees. The Company focuses primarily on employers with fewer than 500 employees. However, the Company believes that the benefits of PEO services remain attractive for larger employers in many circumstances.

                 Effective January 1, 1997, the Company has entered into a PEO arrangement with US Xpress, a publicly-held transportation company, with approximately 3,800 employees who became Company worksite employees. The addition of the worksite employees of US Xpress, which has become the Company's largest single client, will increase the average number of worksite employees per client and the percentage of the Company's worksite employees in the transportation industry.

                 The Company has benefitted from a high level of client retention, resulting in a significant recurring revenue stream. NAPEO's standard for measuring attrition is computed by dividing the number of clients lost during the period by the sum of the number of clients at the beginning of the period plus the number of clients added during the period ("Client Attrition Rate"). Based on this standard, the Company's Client Attrition Rate was approximately 21%, 25% and 22%, respectively, for the years ended December 31, 1996, 1995 and 1994.

                 The Company's Client Attrition Rate is attributable to a variety of factors, including (i) termination by the Company because the client did not make timely payments or failed to continue to meet the Company's client risk profile, (ii) client nonrenewal due to repricing, or service or price dissatisfaction and (iii) client business failure, downsizing, or sale or acquisition of the client.

                 The Company's standard forms of subscriber agreements for PEO services establish the division of responsibilities between the Company and the client as co-employers. Pursuant to the agreement, the Company generally is responsible for personnel administration and is liable for payment of related payroll taxes and compliance with payroll and benefit-related government regulation. The client generally retains the employee's services and remains liable for government regulations which require control of the worksite or daily supervisory responsibility. The Company varies its standard contractual terms, including the apportioning of responsibilities, when necessary to meet various states' regulatory requirements or other circumstances. For example, Texas and Florida require the Company to retain more control over those worksite employees than under its standard arrangements.

                 The general division of responsibilities under the Company's standard forms of subscriber agreements is as follows:

                 The Company:
                 ------------

                 o         Payroll preparation and reporting
                 o         Tax   reporting   and  payment   (state  and  federal
                           withholding, FICA, FUTA, state unemployment)
                 o         Workers'   compensation   compliance,    procurement,
                           management, reporting
                 o         Employee  benefit  procurement,   administration  and
                           payment
                 o Monitoring changes in certain governmental regulations governing the employer/employee relationship and updating the client when necessary

                 Client:
                 -------

                 o Supervision and direction of job specific activities and designation of job description and duties
                 o         Hiring, firing and disciplining of employees
                 o         Determination of salaries and wages
                 o Selection of fringe benefits, including employee leave policies
                 o         Professional and business licensing and permits
                 o         Compliance with immigration laws
                 o Compliance with health, safety and work laws and regulations

                 Joint:
                 ------

                 o Implementation of policies and practices relating to the employer/employee relationship
                 o         Employer liability under workers' compensation laws

                 The Company's standard subscriber agreement may be canceled by either party upon 30 days written notice and also may be canceled more quickly by the Company under certain circumstances such as nonpayment of fees by the client. The fee paid by the client to the Company includes amounts for gross payroll and wages and a service fee (from which the Company must pay employment taxes and benefits and workers' compensation coverage). The specific service fee varies by client based on factors including market conditions, client needs and services required, the clients' workers' compensation and benefit plan experience and the administrative resources required. The service fee generally is expressed as a fixed percentage of the client's gross salaries and wages.

                 As a result of the Leaseway acquisition, the Company began providing driver leasing services in which the Company acts as sole employer of the worksite employee. In such cases, the Company contracts with certain of its clients to provide truck drivers who are sole employees of the Company. For these drivers, the Company makes hiring, termination and placement decisions, and assumes more related obligations than in the general "co-employer" situation. The Company may also contract to provide additional services on a fee basis, such as negotiating collective bargaining agreements on behalf of its clients, maintaining department of transportation requirements and drug testing. The Company expects that for certain industries this type of all-inclusive program will become a more significant part of its business, which may expose the Company to greater risk of liability for its employees' actions both because of the nature of the employment relationship and because of the incidence of injuries inherent in a transportation program (such as those from vehicle accidents).

                 In addition to its full-service PEO client customers, the Company also provides stand-alone risk management/workers' compensation services to approximately 64 employers, covering approximately 13,500 employees as of December 31, 1996. The Company's stand-alone risk management/workers' compensation clients and employees are located in 38 states, primarily in the manufacturing, construction, transportation and temporary services industries. See "Services and Products: Stand-Alone Risk Management/Workers' Compensation."

Services and Products

                 The Company provides its clients with a comprehensive offering of employment related services and products. The Company's flexible approach allows its clients to select packages best suited for their needs. These services and products generally cover five categories: payroll, human resources administration, regulatory compliance; risk management/workers' compensation, and benefits programs. In addition, the Company offers risk management/workers' compensation services as a stand-alone product to clients to which the Company does not provide PEO services, and makes certain additional services available directly to worksite employees.

                 Payroll

                 As the employer of record, the Company assumes responsibility for making payroll payments to the worksite employees and for payroll tax deposits, payroll tax reporting, employee file maintenance, unemployment claims, and monitoring and responding to changing laws and regulations relating to payroll taxes. The Company typically bills a client company in advance of each payroll date and reserves the right to terminate its agreement with the client if payment is not received within two days of the billing date. In certain industry segments where such practices are customary (such as those serviced by TEAM Services and LPC) the Company extends to its clients payment terms ranging from 15 to 30 days. See "Outlook: Issues and Risks" and "Liquidity and Capital Resources" in Management's Discussion and Analysis.

                 Human Resources Administration

                 The Company's comprehensive human resources services reduce the employment-related administrative burdens faced by its clients. Worksite employer supervisors are provided with consulting services, which can include employee handbook preparation, policy and procedure review, job description development, and an analysis of performance review processes and/or employment-related documentation procedures. The Company is a party to collective bargaining agreements in its driver leasing programs, and is available to provide other clients with assistance in collective bargaining upon request. In certain market segments, the Company also provides placement services.

                 Employer Regulatory Compliance

                 The Company,  upon request,  helps its clients  understand  and comply with employment-related requirements. Laws and regulations applicable to employers include state and federal tax laws, state unemployment laws, federal and state job security/plant closing laws, workers' compensation laws, occupational safety and health laws, laws governing benefits plans such as ERISA and COBRA, immigration laws, the Americans with Disabilities Act, family and medical leave laws, and discrimination, sexual harassment and other civil rights laws.

                 Risk Management/Workers' Compensation

                 The Company, through its relationships with the Reliance Group of Insurance Companies ("Reliance") and Legion Insurance Company ("Legion"), offers a fully insured, first-dollar coverage workers' compensation insurance program as part of its PEO benefit package. The Company's risk management/workers' compensation program provides its clients with access to safety programs through the Company's experienced safety professionals, early return to work programs and access to managed care networks for workers' compensation services as part of the PEO package.

                 Benefits Programs

                 The Company believes it generally can obtain employee benefits, negotiate annual plan arrangements, and administer the plans and related claims at rates generally not available to small and medium-sized firms (depending upon geographic location, plan design and census demographics of the group). The Company's benefits programs include (i) major medical indemnity, preferred provider and health maintenance organization plans; (ii) group term life and accidental death and dismemberment insurance; (iii) dental indemnity and preferred provider insurance; (iv) vision care discount programs; (v) long term disability insurance; and (vi) short term disability and other supplemental insurance programs. Except for several partially self-insured health care programs, these benefits programs of the Company are fully insured by third-party insurers. See "Medical Programs" below. In addition, the Company offers pre-tax health care spending plans, pre-tax premium conversion and dependent care spending plans, and qualified retirement plans, such as 401(k) plans, in which worksite employees may participate, and assists the client by helping explain the advantages and mechanics of such programs to employees.

                 Stand-Alone Risk Management/Workers' Compensation

                 The Company also offers its fully insured, first-dollar coverage workers' compensation insurance program on a stand-alone basis. This stand-alone program permits the Company to leverage its risk/management workers' compensation expertise and provide the benefits of the program to clients for which the Company does not provide full PEO services. The Company provides coverage on either a guaranteed cost basis or on a "retrospective" basis in which premiums are adjusted after the end of the policy term to reflect loss experience.

                 Although profitable, the Company also views the stand-alone program as an opportunity to establish relationships with companies which are not currently seeking PEO services but may be converted into more comprehensive PEO service arrangements in the future. The Company believes that clients can benefit from the Company's goal to provide low cost risk management/workers' compensation products through careful client selection, active claims management and safety programs.

                 Worksite Employee Services

                 The Company also provides benefits and services directly to its worksite employees. The Company provides national and regional bank affiliations to expedite payroll check cashing and direct deposit services, and also offers credit union access to employees. The Company also provides discount passes for a variety of recreational, entertainment, social and cultural items across the United States, and for certain types of services. The Company also is evaluating a payroll deduction program under which the Company intends to offer to worksite employees at competitive prices discount goods and services such as homeowners, automobile and other types of personal insurance, pre-paid telephone cards and travel services.

Sales, Marketing and Strategic Alliances

                 Although the PEO industry has grown significantly since its inception, it has not yet achieved widespread customer familiarity in many markets. As a result, the Company generally must first explain to potential clients what a PEO does and what benefits they generally offer before the Company can sell its particular services to the potential client. The Company therefore believes that its services can best be sold by experienced sales agents at individual, face-to-face meetings with potential clients. The Company has developed an internal sales and marketing capacity, and has entered into several strategic marketing alliances to promote the Company's services.

                 Sales and Marketing

                 The Company's national sales operation is headquartered in Atlanta, Georgia. This operation generates new business leads through telemarketing operations. These leads are then supported by a nationwide network of sales representatives. The operation provides continuous training and sales support to all Company sales agents, assists them in new client pricing, and manages new case flow between the field and Company corporate offices in Phoenix.

                 The Company's field sales operations, which are directed by the Company's Vice President - Sales, are coordinated by Regional Vice Presidents of sales ("RVPs") located in various cities. These RVPs manage a network of full-time sales agents and part-time sales brokers. In certain circumstances, the Company appoints general agents who supervise several sales agents and report to an RVP. Because of the need to educate prospective clients as to the benefits of a PEO and the lead time necessary for a sales person to become effective in the PEO industry, to assure a significant nationwide selling presence, the Company believes it is appropriate to maintain a large sales force. At December 31, 1996, the Company's sales force included 45 full-time RVPs, general agents and sales agents, and 4 part-time brokers.

                 The RVPs, general agents and the sales agents currently are compensated primarily via commissions, subject to certain vesting and production requirements. The RVPs and general agents also receive an override commission on sales generated by sales agents which report to them. Each RVP, general agent and sales agent is responsible for his or her own operating expenses such as rent, hiring outside salespersons, permanent staff salaries, telephone, travel, entertainment, training and other expenses, although the Company defrays a portion of such expenses for the RVPs. Commissions may be payable after termination in certain circumstances.

                 The Company's stand-alone risk management/workers' compensation services generally are placed through ESI Risk Management Agency, Inc., a wholly owned subsidiary of the Company ("RMA"). The Company established RMA as its professional brokerage division to act as the Company's conduit for its marketing alliance relationships with an insurance wholesaler. RMA is responsible for recruiting and training a nationwide sales staff of independent brokerage agencies or sales agents, providing effective communication channels between the agencies and the Company's underwriting personnel, and developing and managing sales compensation programs. RMA's independent agencies and sales representatives receive compensation based on production.

                 Strategic Marketing Alliances

                 The Company has entered into several strategic alliances which it believes may enhance the marketing of its products and services by allowing it to benefit from the experience, industry expertise, geographical reach and customer contacts of the other organizations with minimal financial investment. These alliances can provide both entities with profitable business opportunities to either expand the Company's customer base or expand the services and products which the Company can offer.

                 The Company's current alliances include arrangements by which Company PEO and workers' compensation services are marketed by others in exchange for the right to provide certain services for the Company, benefits education for worksite employees, and a nationwide check-cashing program for worksite employees.

Competition

                 The market for many of the services provided by the Company is highly fragmented with over 2,300 PEOs currently competing in the United States. Many of these PEOs have limited operations and relatively few worksite employees, but the Company believes at least one is larger than the Company in terms of the number of worksite employees and several others approach the Company's size. As the PEO concept becomes better known and achieves greater market penetration, the Company expects the PEO market to become substantially more competitive. In areas of the country where PEOs have achieved greater market recognition and penetration, competition has become intense. While price is the principal competitive factor, service and the coverage and quality of benefits programs are important ancillary competitive considerations.

                 The Company believes that currently its greatest competition is with the traditional model in which clients provide employment-related services in-house together with the use of independent insurance brokers. Further, certain large insurance companies have become more aggressive in workers' compensation and have reduced pricing in order to obtain market share. The Company also incurs direct competition from numerous PEOs, some of which may have greater resources, greater assets and larger marketing staffs than the Company. The Company also competes less directly with payroll processing firms, temporary personnel companies and human resource consulting firms. In addition, the Company expects that as the PEO industry becomes better established, competition will increase because existing PEO firms will likely consolidate into fewer and better competitors and well organized new entrants with greater resources than the Company, including some of the non-PEO companies described above, will enter the PEO market.

                 In  the  stand-alone  risk   management/workers'   compensation
services area, the Company considers state insurance funds and other private insurance carriers to be its primary competition.

                 The Company recently has experienced the effects of an increase in competition, and a general softening of the market, in the workers' compensation and benefits areas.

Information Systems

                 The Company utilizes integrated payroll processing, billing and benefits management information and processing systems. The Company also has recently converted an advanced management system which allows for real time reporting of worksite accidents and injuries, which assists the Company in executing its risk management program.

                 The Company has acquired various products installed at certain PEO client locations to facilitate the transmission of payroll-related data. These include a PC-based software product, electronic time clocks and direct dial-in modems.

Investment Policy

                 The Company has recently established an investment policy with respect to its short-term investment portfolio maintained to fund the Camelback trust account maintained by its Camelback Insurance Ltd. ("Camelback") subsidiary, the trust account required by Reliance (with which the Company conducts the majority of its risk management workers' compensation programs) for future claims payments and related requirements for its risk management/workers' compensation program. See "Risk Management/Workers' Compensation Program" below. The investment policy applies to the Company's personnel and to outside investment managers that the Company may appoint from time to time.

                 The basic objectives of the investment policy are the safety and preservation of the invested funds, the liquidity of investments to meet cash flow requirements, the realization of a maximum rate of return on investments, and the reduction of tax liability, where appropriate. The investment policy defines eligible investments, investment limits and investment maturities as guidelines to meet the policy's objectives. The Company has appointed outside investment managers to assist in portfolio management. Prior to the adoption of this investment policy, the Company invested its available funds primarily in certificates of deposit and other short term liquid investments.

Risk Management/Workers' Compensation Program

                 Overview

                 Workers' compensation is a statutory system which requires employers to purchase insurance or to self-insure in order to provide their employees with medical care and other specified benefits for work-related injuries or illnesses. Compensation is payable regardless of who is at fault and the workers' compensation policy generally is the employee's sole source of recovery. Four types of benefits typically are payable under workers'
compensation policies: medical benefits, indemnity payments for lost wages, payments for job retraining and payments for permanent disabilities or death. The amounts of disability and death benefits payable for claims are established by statute, but no dollar limitation is set forth for medical benefits. Regulations governing workers' compensation vary by state.

                 The overall premiums paid by employers for workers' compensation insurance generally are governed in each state by statute. An employer's actual premium is determined primarily by multiplying the employer's total payroll within each industry classification by a statutory or manual premium rate for each classification, and then increasing or decreasing that gross premium amount to take into account the employer's actual and projected claims experience. A company with a higher than average claims experience, for example, would generally pay a higher premium than one with a lower than average claims experience. This system (known as "experience modification" or "EMod") is designed in part to reduce premium costs for employers that maintain safe workplaces and to encourage safe workplaces.

                 Traditional Workers' Compensation Model

                 In a traditional workers' compensation arrangement, the workers' compensation insurance company administers claims itself or through a third-party claims administrator ("TPA"). The employer generally is required to notify the insurer or the TPA of every claim, and the insurer or the TPA then evaluates the claim, maintains contact with the worker, medical providers and the employer, makes any required payments and estimates the appropriate initial reserve for the claim. Under this system, a PEO has little direct control over the main components of its premium costs: losses and loss administration expenses. Losses can be controlled to some extent by the PEO's client, which manages the worksite, and the TPA, which evaluates the propriety of claims. Claims administration expenses are controlled to a large degree by the TPA, which manages the speed and efficiency of claims settlement and charges the insured a fee for its services.

                 ESI's Risk Management/Workers' Compensation Model

         The Company believes that it has developed a risk management/workers' compensation program and philosophy which allows the Company to achieve favorable results from workers' compensation operations. Specifically, the Company maintains the following standards:

         o        maximum loss per occurrence of $250,000 or $350,000

         o        no Category IV risks (highest risk occupations)

         o        selective client acceptance

         o        relatively few claims assignments per claims manager

         o        effective closure of claims

         o        30-day cancellation provisions in PEO contracts

         o retain no risk for accidental death and dismemberment or other catastrophic losses

The following section explains in greater detail the operation of the Company's partially self-insured risk management/workers' compensation program.

                 As the employer of record for its worksite employees, the Company is required to provide workers' compensation insurance to its leased employees unless other arrangements are made by the client. Prior to June 1, 1994, the Company covered all its workers' compensation obligations by purchasing policies from third-party insurers which provided coverage for the Company's workers' compensation claims, although the Company partially self-insured for a portion of its workers' compensation coverage from 1994 to 1995. These traditional arrangements provided the Company with little or no risk for workers' compensation losses, but did not permit ESI to actively manage its workers' compensation premium costs.

                 Under the traditional arrangement, the Company had little control over its workers' compensation costs and generally passed these costs through to its customers. The Company believed, however, that if it could lower its workers' compensation costs, and share the cost savings with its clients, it would be able to market its PEO services more effectively. For this reason, in June 1995 the Company began providing workers' compensation insurance through Camelback, its newly formed wholly-owned offshore insurance company chartered in Bermuda, in coordination with its servicing insurers which are rated "A-" (excellent) or better by A.M. Best Company. Under its current arrangement with Reliance, Reliance provides full first dollar insurance coverage for workers' compensation losses and Camelback reinsures Reliance's obligation for losses equal to or less than $250,000 for each occurrence. To further reduce its potential liability, the Company has secured Accidental Death and Dismemberment insurance from an insurance affiliate of the Chubb Group of Insurance Companies (Chubb) that covers losses of up to $500,000 (increased from $250,000 in July 1996 to obtain a net reduction in excess reinsurance costs) for certain types of serious claims and maintains umbrella coverage for certain liabilities (other than losses resulting from workers' compensation claims) the Company may incur in connection with its administration of its risk management/workers' compensation program. The Company does not underwrite or accept Category IV risks, which contain the highest risk occupations.

                 To create additional flexibility by having the internal resources to operate similar programs with other insurers, the Company is in the process of forming Camelhead Insurance Ltd. in Hawaii ("Camelhead"). The Company anticipates that it will utilize Camelback for its programs in connection with Reliance, and use Camelhead for other programs. See "Other Arrangements" below.

                 The Company believes that its current risk management/workers' compensation arrangement helps lower its workers' compensation costs in the following ways:

                 Underwriting. The Company's Risk Management Department, established in June 1994, works to control the Company's exposure to losses by ensuring that prospective clients present acceptable risks. Before the Company accepts any PEO or stand-alone clients, it reviews the client's prior loss experience and safety record, the extent to which such losses can be prevented, job and industry classifications and current workers' compensation premium rates. The Company's nationwide presence permits it to select those industries and clients that present risk profiles that the Department believes it can manage effectively. The Company carefully scrutinizes each potential client's risk profile before undertaking any leasing arrangement. Many cases submitted to the Company are rejected and do not become clients of the Company. Once a client is accepted, the Company periodically reviews the client's claims experience and costs to determine whether fee adjustments or other changes are needed. The Company may terminate its relationship with any PEO client on 30 days' notice, and thereby quickly reduce any unacceptable exposure to workers' compensation claims.

                 Safety Control. The Company provides continuing assistance to its clients in developing and maintaining safety programs and procedures. ESI reviews periodic loss reports, attempts to identify weaknesses in the client company's loss control procedures and assists the client in correcting those weaknesses. The Company can mandate that its PEO clients implement recommended safety procedures as a condition to receiving PEO services or workers' compensation coverage.

                 Claims Management. The Company's Risk Management Department seeks through active claims management to resolve claims quickly and at the lowest possible cost. To achieve this, the Company maintains a low ratio of ESI claims managers to claims so that each case may be properly evaluated. The Company emphasizes prompt attention to injuries and claims, striving to achieve immediate reporting of injuries and with a goal of contacting the employee, the client employer and the treating physician within 24 hours of the time an injury is reported. The Company follows up with an injured employee on a weekly basis, and emphasizes return to work programs to minimize lost productivity. The Company makes available managed care programs to treat employees and audits medical bills.

                 Where permitted by state law, the Company itself administers or pays most claims with an expected loss of $5,000 or less, thereby saving proportionally high TPA claims administration fees for such small claims. With at least 75% of all claims falling below this $5,000 threshold, the Company believes this policy results in significant cost savings. For claims exceeding $5,000, the Company and the TPA work together to administer each claim, maintaining contacts with the claimant employees, medical providers and client companies, investigating claims reports and controlling medical, rehabilitation and other claims settlement costs. In addition, the TPA cannot settle any claim without the Company's prior approval. The Company believes its pro-active claims management approach permits it to settle its claims, on average, more quickly than ordinary workers' compensation insurers.

                 The Company retained Lindsay Morden as its primary TPA in mid-1996, replacing its prior primary TPA. The Company also uses Mark VII as its TPA for certain transportation-related programs as part of a strategic alliance in which Mark VII affiliates also solicit prospects on behalf of the Company.

                 Advantages of a Wholly-Owned Insurance Subsidiary.

                 The Company believes that operating its risk management/workers' compensation program using Camelback provides it with operational and financial advantages. Use of Camelback provides the Company flexibility in administering its program and coordinating coverage with its insurers. The Company receives certain tax advantages, because insurance companies may generally deduct reserves when booked versus when paid. As an insurance company, Camelback pays state "premium tax" and accordingly its profits are not subject to state income tax. Also, ESI's use of the insurance subsidiary and its maintenance of a trust fund reduces credit risks for Reliance, thereby lowering administrative costs of the Reliance program to ESI.

                 Reserves.

                 To recognize liabilities for future unpaid losses, reserves are established which represent estimates of future amounts needed to pay claims with respect to insured events that have occurred. Reserves are also established for loss adjustment expenses, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process. The Company also provides for claims incurred, but not reported, based on industry-wide data and the Company's past claims experience through consultation with an actuary. Reserves are estimates based both on historical experience and on judgment of the effects future economic and social forces are likely to have on Camelback's experience with the type of risk involved, circumstances surrounding individual claims, and trends that may affect the probable number and nature of claims arising from losses not yet reported. Consequently, loss reserves are inherently subject to uncertainty and a number of highly variable circumstances. See "Adequacy of Loss Reserves" and "Loss and Claims Experiences" in Item 7 -- "Management's Discussion and Analysis
- Outlook: Issues and Risks."

                 The Company is required through its fronting arrangements with Reliance and Legion to maintain restricted cash and investments to secure the future payment of workers' compensation losses. Such restricted cash and investments have been calculated by the Company's fronting carriers (Reliance and Legion) based on estimates of the future growth in the Company's business and ultimate losses on such business. For this purpose, ultimate losses are actuarially determined by the fronting carriers utilizing industry-wide data and regulatory requirements which may not reflect the Company's historical or expected ultimate losses. Restricted cash and investments is classified as a current asset as the Company settles and pays most workers' compensation claims within one year from occurrence. At December 31, 1996, Restricted Cash and Investments related to the Legion program will be classified as Receivables from Insurance Companies until Camelhead is formed and the funds are ceded to it.

                 During the limited period of time the Company has operated its risk management/workers' compensation programs, it believes that it has achieved below average loss experience rates due to its selective evaluation process, safety programs and active claims management. However, the Company may not be able to maintain such a loss experience over a longer period of time. Future loss experience could increase due to weakened underwriting controls as a result of growth, the loss experience of acquired operations, increased competition in the Company's risk management/workers' compensation business or other factors which may affect the Company's standards, procedures or claims experience in the future. An increase in the Company's loss experience would decrease the Company's net income and could materially adversely affect the Company's business and financial performance.

                 Stand-alone Program

                 Starting in 1996, the Company began formally  offering its risk management/workers' compensation program on a stand-alone basis to companies that are not full-service PEO clients or in connection with possible acquisitions of other PEOs. See "Services and Products--Stand-Alone Risk Management/Workers' Compensation" above.

                 Other Arrangements

                 In part to lessen its dependence upon Reliance, the Company regularly explores the establishing of additional relationships. The Company has established an additional relationship with Legion, which relationship is similar to the Reliance program and provides workers' compensation services for certain Company transportation operations. The Company retains an obligation for losses up to $350,000 for each workers' compensation occurrence for LPC and other Company driver leasing operations and certain other transportation programs which are covered through Legion; the Company's Accidental and Death and Dismemberment insurance from Chubb also applies to the Legion program. The Company intends to proceed with continuing relationships with more than one insurance company to provide alternative sources of service, although there can be no assurance that Company will be able to successfully continue an arrangement with any such insurer.

Medical Program

                 In addition to its medical insurance plans which are fully insured by third party providers, the Company offers partially self-insured programs through arrangements with Nationwide Life Insurance Company
("Nationwide") and John Alden Life Insurance Company ("Alden"), and a self-insured program through arrangement with Provident Life & Accident Insurance company ("Provident"), in addition to its fully insured medical plans. As of December 31, 1996, approximetely 6% of employees were insured under the Nationwide, Alden and Provident plans. Pursuant to the arrangements with Nationwide and Alden, the Company is responsible for deductibles of $75,000 ($100,000 prior to January 1, 1997) and $75,000 per covered individual per year, respectively. Under the Provident program, the maximum policy coverage is $100,000 per covered individual per year, for which the Company is responsible. The Company's aggregate liability limit under the Nationwide program is based upon covered lives as of the beginning of each month during the calendar year, and is calculated at 125% of the expected claims amount. The Alden plan has no stop-loss claim limit. Working with Nationwide and Pacific Atlantic Administrators, which act as TPAs for the Alden program, and Provident, respectively, the Company seeks to limit its risk by performing an in-depth review of loss factors before agreeing to provide coverage, carefully monitoring claims experience and identifying and adding preferred provider organizations with competitive discounts as appropriate. The Company establishes reserves for anticipated liabilities; however, there can be no assurance that the reserves will be adequate due to such factors as unanticipated loss development on known claims, increases in the number and severity of new claims, and a lack of historical claims experience with new clients.

Government Regulation

                 Federal Regulation

                 Employers in general are regulated by numerous federal laws relating to labor, tax and employment matters. Generally, these laws prohibit race, age, sex, disability and religious discrimination, mandate safety regulations in the workplace, set minimum wage rates and regulate employee benefits. Because many of these laws were enacted prior to the development of non-traditional employment relationships, such as PEO services, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. As a result, interpretive issues concerning the definition of the term "employer" in various federal laws have arisen pertaining to the employment relationship. Unfavorable resolution of these issues could have a material adverse effect on the Company's results of operations or financial condition. Compliance with these laws and regulations is time consuming and expensive. The Company's standard form of agreement provides that the client is responsible for compliance with certain employment-related laws and regulations, and that the client is obligated to indemnify the Company against breaches of the agreement. However, some legal uncertainty exists with respect to the potential scope of the Company's liability in the event of violations by its clients of employment, discrimination and other laws.

                 Taxes

                 As employer of record for its clients' employees, the Company assumes responsibility for the payment of federal and state employment taxes with respect to wages and salaries paid to its worksite employees. There are essentially three types of federal employment tax obligations: income tax withholding requirements, social security obligations under FICA and unemployment obligations under the Federal Unemployment Tax Act ("FUTA"). Under the Internal Revenue Code of 1986, as amended (the "Code"), the employer has the obligation to remit the employer portion and, where applicable, withhold and remit the employee portion of these taxes. In addition, the Company is obligated to pay state unemployment taxes and withhold state income taxes.

                 The Internal Revenue Service ("IRS") has formed a Market Segment Study Group to examine whether PEOs such as the Company are for certain tax purposes the "employers" of worksite employees under the Code. If the IRS were to determine that the Company is not an "employer" under certain provisions of the Code, it could materially adversely affect the Company in several ways. First, with respect to benefit plans, the tax qualified status of the Company's 401(k) plans could be revoked, and the Company's cafeteria and medical reimbursement plans may lose their favorable tax status. The Company cannot predict either the timing or the nature of any final decision that may be reached by the IRS with respect to the Market Segment Study Group or the ultimate outcome of any such decision, nor can the Company predict whether the Treasury Department will issue a policy statement with respect to its position on these issues or, if issued, whether such statement would be favorable or unfavorable to the Company. Effective as of January 1, 1997, the Company has implemented a new 401(k) retirement plan which involves both the client and the Company as co- sponsors of the plan and is intended to be a "multiple employer" plan under Code Section 413(c). The Company believes that this multiple employer plan is less likely to be adversely affected by any IRS determination that no employer relationship exists between the Company and worksite employees. While the Company does sponsor some sole employer plans covering worksite employees which the Company assumed in connection with other acquired PEO operations and which could be adversely affected by any unfavorable IRS determination, the Company intends to convert the majority of the sole employer plans into one or more multiple employer plans, and the Company believes that any unfavorable IRS determination, if applied prospectively (that is, applicable only to periods after such a determination is reached), probably would not have a material adverse effect on the Company's financial position or results of operations. However, if an adverse IRS determination were applied retroactively to disqualify benefit plans, employees' vested account balances under 401(k) plans would become taxable, an administrative employer such as the Company would lose its tax deductions to the extent its matching contributions were not vested, a 401(k) plan's trust could become a taxable trust and the administrative employer could be subject to liability with respect to its failure to withhold applicable taxes and with respect to certain contributions and trust earnings. In such event, the Company also would face the risk of client dissatisfaction and potential claims by clients or worksite employees.

                 A determination by the IRS that the Company is not an "employer" under certain provisions of the Code also could lead the IRS to conclude that federal taxes were not paid by the proper party, because such taxes must be paid by the employer. This conclusion could lead to actions by the IRS against clients of the Company seeking direct payment of taxes, plus penalties and interest, even though the taxes were previously paid by the Company. Further, if the Company were required to report and pay such taxes on account of its clients, rather than on its own account as the employer, the Company could incur increased administrative burdens and costs.

                 In light of the IRS Market Segment Study Group and the general uncertainty in this area, certain legislation has been drafted to clarify the employer status of PEOs in the context of the Code and benefit plans. However, there can be no assurance that such legislation will be proposed and adopted and even if it were adopted, the Company may need to change aspects of its operations or programs to comply with any requirements which may ultimately be adopted. In particular, the Company may need to retain increased sole or shared control over worksite employees if the legislation is passed in its current form.

                 In addition to the employer/employee relationship requirement described above, pension and profit sharing plans including the Company's 401(k) plans must satisfy certain other requirements under the Code. These other requirements are generally designed to prevent discrimination in favor of highly compensated employees to the detriment of non-highly compensated employees with respect to both the availability of and the benefits rights and features offered in qualified employee benefit plans. The Company has made a good faith attempt to apply the non-discrimination requirements of the Code in an effort to maintain its 401(k) plans in compliance with the requirements of the Code.

                 Employee pension welfare benefit plans are also governed by ERISA. ERISA defines an employer as "any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan." ERISA defines the term employee as "any individual employed by an employer." The United States Supreme Court has held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA.

                 A definitive judicial interpretation of an employer in the context of a full-service PEO arrangement has not been established. If the Company were found not to be an employer for ERISA purposes, its plans would not comply with ERISA and the level of services the Company could offer may be materially adversely affected. Further, as a result of such finding, the Company and its plans would not enjoy the pre-emption of state laws provided by ERISA and could be subject to varying state laws and regulations as well as to claims based upon state common law.

                 While the Department of Labor has issued advisory opinions to one or more staff leasing companies indicating that their welfare plans, which cover worksite employees, are multiple employer welfare arrangements rather than single employer plans, the Company has not been the subject of any such advisory opinion. If, however, the Company's welfare benefit plans were found to be multiple employer welfare arrangements, ERISA would not pre-empt the application of certain state insurance laws to the plans.

                 Certain Company clients maintain their own retirement and/or welfare benefit plans covering worksite employees. The Company's involvement in these plans is limited to forwarding payroll amounts to the client as directed by the client to fund such plans and the Company has assumed no obligation in connection with the sponsorship or administration of such plans. While the Company believes that it has no liability in connection with any of these client plans, due to the legal uncertainty that exists in this area, the Company cannot guarantee that such is the case.

                 Workers' Compensation

                 Camelback is subject to the insurance  laws and  regulations of
Bermuda, and Camelhead would be subject to the insurance laws and regulations of Hawaii. Such laws and regulations generally are designed to protect the interests of policyholders, as opposed to the interests of shareholders such as the Company. Such laws and regulations, among other things, relate to capital and surplus levels, levels of dividends payable by subsidiaries to their parent companies, financial disclosure, reserve requirements, investment parameters and premium rates. In general, the regulatory authorities have broad administrative authority over insurers domiciled in their jurisdictions. Among other requirements and limitations, Bermuda law requires that Camelback must maintain statutory capital and surplus in an amount equal to at least 20% of the net premiums written through Camelback's fronting arrangements, provided that the percentage requirement is reduced to 10% at such time as premium volume reaches at least $6 million. The Company is subject to additional requirements pursuant to its arrangements with Reliance. See "Management's Discussion and Analysis -- Liquidity and Capital Resources." Hawaii laws would require Camelhead to maintain statutory capital and surplus in an amount equal to at least 33-1/3% of the net premiums written through Camelhead's fronting arrangements. The laws of Bermuda and Hawaii also place certain limitations upon the transfer of statutory capital and surplus from an insurer to its parent company (whether via dividend or otherwise), and regulate the circumstances under which an insurer is permitted to loan funds to its parent company.

                 The Company's risk management/workers' compensation services program is conducted via "fronting" arrangements with insurers, under which another insurer issues a policy on behalf of Camelback. The National Association of Insurance Commissioners ("NAIC") recently adopted a model act concerning "fronting" arrangements. The model act requires reporting and prior approval of reinsurance transactions relating to these arrangements, and limits the amount of premiums that can be written under certain circumstances. No determination can be made as to whether, or in what form, such act may ultimately be adopted by any state and, the Company is therefore unable to predict whether the model act will affect its relationships with its insurers.

                 State regulation requires licensing of persons soliciting the sale of workers' compensation insurance within that state. In certain states, licenses are obtained by individual agents rather than a corporate entity. The Company, or one of its employees, is licensed in 41 states, and has applied to be licensed in others. Although the Company does not believe that its activities require such licenses because it solicits through other licensed entities, it is a risk that the Company may be deemed to be making sales without a license in jurisdictions where it is not licensed, or that it would cease to maintain necessary licenses upon the departure of the employee who holds certain of such licenses.

                 Health Care Reform

                 While the Company is unable to predict whether or in what form health care reform will be enacted, aspects of such reform, if enacted, may have an adverse effect upon the Company's medical and workers' compensation insurance programs.

                 Various proposals for national health care reform have been under discussion in recent years, including proposals to extend mandatory health insurance benefits to virtually all classes of employees. Any health care reform proposal which mandated health insurance benefits based on the number of employees employed by an entity could adversely affect PEOs such as the Company, which for some purposes are deemed to employ all their clients' employees. In addition, certain reform proposals have sought to include medical costs for workers' compensation in the reform package. If such proposals increased the cost of medical payments or limited the Company's ability to control its workers' compensation costs, the Company's ability to offer competitively-priced workers' compensation coverage to its clients could be adversely affected. While the Company is unable to predict whether or in what form health care reform will be enacted, aspects of such reform, if enacted, may have an adverse effect upon the Company's medical and workers' compensation insurance programs.

                 The Health Insurance Portability and Accountability Act of 1996 may increase the Company's risks relating to worksite employee health insurance programs because it extends the periods for which, and circumstances under which, an employer must allow a former employee to participate in the employer's health plans. Such expanded availability may adversely affect the risk profile and claims experience of groups insured through the Company, and thereby affect the Company's premiums and the Company's retained risks under its self-insured programs.

                 State and Local Regulation

                 The Company is subject to regulation by local and state agencies pertaining to a wide variety of labor related laws. As is the case with federal regulations discussed above, many of these regulations were developed prior to the emergence of the PEO industry and do not specifically address non-traditional employers. While many states do not explicitly regulate PEOs, 16 states have passed laws that have licensing or registration requirements and at least three states are considering such regulation. Twelve states, Arkansas, Florida, Maine, Montana, Nevada, New Hampshire, New Mexico, South Carolina, Tennessee, Texas, Utah and Vermont, have passed laws that license PEOs. Three states, Rhode Island, Oregon and Minnesota, require PEOs to be registered with these states. One state (Idaho) establishes guidelines for PEOs. The Company believes it is licensed where required. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. Some states also specify contractual arrangements between the PEO and the client company, and the PEO and the worksite employee. For example, some states require an employment relationship under which the Company must retain sole or shared control over worksite employees, thereby requiring the Company to bear more responsibility than under its standard co-employer model. Because existing regulations are relatively new, there is limited interpretive or enforcement advice available. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time.

                 The Company has formed Camelback in part to avail itself of the favorable tax treatment of insurance companies, which pay state premium taxes rather than income taxes and which may tax deduct reserves when booked. Although the Company believes that it has structured its Camelback arrangements to qualify for such tax treatment, any disallowance of this tax treatment could materially affect the Company's results of operations for the current fiscal year and future fiscal years.

Employees

                 At December 31, 1996, the Company employed 216 full-time corporate employees in addition to the worksite employees. The Company considers its employee relations to be very good.


ITEM 2.  PROPERTIES
-------------------

                 The Company leases all of its offices.

                 The Company's headquarters office space at 2929 East Camelback Road, Phoenix, Arizona is leased for a term expiring on March 31, 1997. The Company leases additional space nearby for its risk management operations. The Company has leased new space at 6225 North 24th Street, Phoenix, Arizona for its home office, and to consolidate and increase space for its expanding Phoenix operations. The new lease takes effect on April 1, 1997, and increases the useable space for the Company's home office operations from approximately 18,000 square feet to 58,000 square feet.

                 The Company also leases smaller amounts of office space at various locations in a number of other cities for its sales and operations offices. A number of RVPs of the Company also rent space, at their own expense, for sales offices. The Company believes that these facilities are adequate for its existing operations, although further acquisitions or expansion could increase its office space needs.

                 Substantially all of the Company's assets are pledged to secure the Company's revolving bank line of credit.

ITEM 3. - LEGAL PROCEEDINGS
---------------------------

                 Securities Class Actions

                 The Company, and certain of its executive officers, have been named as defendants in several actions filed in March 1997. While the exact claims and allegations vary, they all allege violations by the Company of
Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder, with respect to the accuracy of statements regarding Company reserves and other disclosures made by the Company and certain directors and officers. These suits were filed shortly after a significant drop in the trading price of the Company's Common Stock in March 1997. Each of the actions seek certification of a class consisting of purchasers of securities of the Registrant over specified periods of time. Each of the complaints seeks the award of compensatory damages in amounts to be determined at trial, including interest thereon, and costs of the action, including attorneys fees. The Company believes the actions are without merit and intends to defend the cases vigorously. Actions known to the Company as having been filed are:

                 (a) Keith Blaich, on behalf of himself and all others similarly situated, against Employee Solutions, Inc., Marvin Brody, Harvey A. Belfer, Roy
A. Flegenheimer, and Morris C. Aaron, United States District Court for the District of Arizona, Case No. CIV 97-545 PHX RGS.

                 (b) Gail Lehmann, Lucian B. Cox, III and Frederick Schwartz, on behalf of themselves and all others similarly situated, vs. Employee Solutions, Inc., Harvey A. Belfer, Marvin D. Brody, Roy Alan Flegenheimer, Edward L. Cain, Jr. and Morris C. Aaron, United Stated District Court for the District of Arizona, Case No. CIV 97-547 PHX SMM.

                 (c) Harold M. Sucher, individually and on behalf of and all others situated, vs. Employee Solutions, Inc., Marvin D. Brody, Harvey A. Belfer, Morris Aaron and Bertram Danzig, United States District Court for the District of Arizona , Case No. CIV 97-553 PHX EHC.

                 (d) Stephen A. Roplin and Atlas Biscuit Co., Inc., on behalf of themselves and all others similarly situated, against Employee Solutions, Inc., Marvin D. Brody, Roy Flegenheimer, Morris C. Aaron and Harvey A. Belfer, United States District Court for the District of Arizona, Case No. CIV 97-614 PHX SMM.


                 Tax Matters

                 The Company has received a letter from the Arizona Department of Economic Security indicating that the Company has been assigned a higher state unemployment tax rate for calendar year 1994. In consultation with legal counsel, the Company believes that based on Arizona Revised Statutes it is entitled to the lower rate. If it is ultimately determined that the higher rate applies, the Company would owe $500,000 (before interest and the income tax effect) more than is reflected in the Company's financial statements.

                 The Company received payroll tax penalty notices from the Internal Revenue Service and various states, relating to the acquired operations of Hazar alleging certain late payment of payroll taxes. The penalties proposed to be assessed against the Company total approximately $470,000 and the penalties to be assessed against Hazar total approximately $330,000 for the period during which the Company performed designated management services on behalf of the predecessor. The Company has been informed that the Service is considering abatement of the penalties assessed against it, at the Company's request.

                 The Company believes that it has defenses to these actions, and has objected vigorously to payment of such past taxes and penalties. However, it is not possible to predict if the Company will be successful in abating these taxes and penalties. The Company would be required to record these amounts as an additional expense and liability if, at any time in the future, it became apparent that it was probable that the company would not prevail in these matters.

                 Other

                 The Company was named as a defendant in a lawsuit filed by M & M Building Services, Inc. in the Superior Court of the State of Arizona, Maricopa County, No. CV 96-03682, in March 1996 challenging the manner in which the Company billed plaintiff for payroll taxes. The complaint alleges improper billing practices and other causes of action and seeks unspecified damages and injunctive relief. The suit purports to be brought as a class action, although the Company was subsequently informed that class certification will not be sought. The Company intends to defend the matter vigorously, and has filed a motion for dismissal.

                 The Company was named as a defendant in a lawsuit filed by B&B Amusements, Inc. in the Superior Court of the State of Arizona, Maricopa County, No. CV 96-21078 in December 1996 challenging the manner in which the Company billed plaintiff for payroll taxes. The complaint alleges improper billing practices and other causes of action and seeks unspecified damages and injunctive relief. The suit purports to be brought as a class action, although the Company was subsequently informed that class certification will not be sought. The Company intends to defend the matter vigorously.

                 There are many legal uncertainties about employee relationships created by PEOs, such as the extent of the PEO's liability for violations of employment and discrimination laws. The Company may be subject to liability for violations of these or other laws even if it does not participate in such violations. The Company's standard form of client service agreement establishes the contractual division of responsibilities between the Company and its clients for various personnel management matters, including compliance with and liability under various governmental regulations. However, because the Company acts as a co-employer, and in some instances acts as sole employer, the Company may be subject to liability for violations of these or other laws despite these contractual provisions and even if it does not participate in such violations. The circumstances in which the Company acts as sole employer may expose the Company to increased risk of such liabilities for an employee's actions. The Company has been sued in actions alleging responsibility for employee actions (which it considers to be incidental to its business). Although it believes it has meritorious defenses, and maintains insurance (and requires its clients to maintain insurance) covering certain of such liabilities, there can be no assurances that the Company will not be found to be liable for damages in any such suit, or that such liability would not have a materially adverse effect on the Company. Although the client generally is required to indemnify the Company for any liability attributable to the conduct of the client, the Company may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities. In addition, employees of the client may be deemed to be agents of the Company, subjecting the Company to liability for the actions of such employees.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

                 No  matters  were   submitted  to  a  vote  of  the   Company's
shareholders during the fourth quarter of 1996.

ITEM 4A. - EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------

                 The names of the Company's executive officers, and certain information about them, are set forth below.


       Name                    Age                 Position(s) with Company                         Officer/Director
       ----                    ---                 ------------------------                         ----------------
                                                                                                          Since

Marvin D. Brody                 53      Chairman of the Board, President, Chief                           1993
                                        Executive Officer and Director

Roy A. Flegenheimer             49      Chief Operating Officer and Secretary                             1993

Edward L. Cain, Jr.             37      Vice President of Sales and Director                              1995

Morris C. Aaron                 32      Chief Financial Officer and Treasurer                             1996

Paul M. Gales                   41      Vice President and General Counsel                                1996

Mark J. Gambill                 37      Vice President Marketing                                          1997



                 Marvin D. Brody co-founded the Company in 1991. He has been a Director of the Company since 1993 and became the Company's Chief Executive Officer in November 1994 and President in June 1996. Prior to becoming the Company's Chief Executive Officer, Mr. Brody was engaged in the private practice of law since 1973.

                 Roy A. Flegenheimer has been the Chief Operating Officer of the Company since July 12, 1995. Mr. Flegenheimer was the Company's Treasurer from June 1994 until November 1996. Mr. Flegenheimer joined the Company as its Vice President of Finance in February 1993 and was Chief Financial Officer from June 1994 until January 1996 and the Company's Secretary since December 1995. From 1988 until 1993, he was Executive Vice President and Chief Financial Officer of Avesis Incorporated, a publicly held marketer and administrator of dental, vision and hearing benefit plans. From 1980 until 1988, Mr. Flegenheimer was an audit partner in the accounting firm of Arthur Andersen LLP.

                 Edward L. Cain, Jr. has been a Director of the Company since July 1995 and has been the Company's Vice President of Sales since April 1995. Mr. Cain has been President of the Company's sales and marketing subsidiary since June 1994. From 1991 until 1994, he was the Director of Sales and Marketing for Personal Benefits Group, an Atlanta-based PEO. Prior thereto, he was a sales agent in CIGNA's individual financial service division in Springfield, Massachusetts and later in Grand Rapids, Michigan.

                 Morris C. Aaron joined the Company as its Chief Financial Officer in January 1996, and became its Treasurer in November 1996. From September 1986 to January 1996, Mr. Aaron served in various professional positions, most recently as senior manager in the Financial Consulting Services Group of Arthur Andersen LLP.

                 Paul M. Gales joined the Company as its Vice President and General Counsel in October 1996. Mr. Gales was a partner at Quarles & Brady, Phoenix, Arizona from 1992 to 1996. Prior to that time, he practiced as an attorney since 1982.

                 Mark J. Gambill joined the Company as its Vice President Marketing in March 1997. From 1994 to 1997, Mr. Gambill was Director of National Accounts and Strategic Alliances for Paychex, Inc., a payroll processing company. Prior to that time, Mr. Gambill was a senior manager in sales and marketing for Ceridian Corporation, an international payroll processing and human resources company.

                                     PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
-----------------------------------------------------------------------
MATTERS
-------

                 The Company's Common Stock began trading on the Nasdaq National Market under the symbol "ESOL" in January 1996. Previously, the Company's Common Stock traded on the Nasdaq Smallcap Market under the symbol "ESOL" from August 1993 to January 1996.

                 The following table sets forth for the quarters indicated the range of high and low sales prices of the Company's Common Stock as reported by the Nasdaq National Market since January 1996, and the Nasdaq Smallcap Market prior thereto. As of March 17, 1997, the Company had 150 holders of record.

Quarter Ended
                                                             High         Low
                                                             ----         ---
December 31, 1996........................................   $24 5/8     $16 5/8
September 30, 1996.......................................   $18 7/8     $12 7/8
June 30, 1996............................................   $21 5/8     $12 1/4
March 31, 1996...........................................   $19         $ 7 1/4
December 31, 1995........................................   $ 9 1/8     $ 3
September 30, 1995.......................................   $ 3 7/8     $ 2 3/8

June 30, 1995............................................   $ 2 5/8     $ 1 3/4
March 31, 1995...........................................   $ 2 3/8    $1 11/16


                 To the extent the above quotations were reported by the Nasdaq Smallcap Market, they reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Dividend Policy

                 The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

Miscellaneous

                 The  Company  has  issued   securities  in  private   placement
transactions pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act") in the fourth quarter of 1996 as described in the following paragraph.

                 As part of the total consideration of $10.6 million in the November 1996 acquisition of the McClary- Trapp Group, the Company issued 53,000 unregistered shares of the Company's common stock which are subject to registration rights and valued at $700,000 to three individuals, who were affiliates of the acquired companies.


ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA
----------------------------------------------

                 The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected consolidated financial data presented below as of December 31, 1996, 1995, and 1994 and for the years then ended are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The selected consolidated financial data presented below as of December 31, 1993 and 1992 and for the years then ended are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by Semple & Cooper, P.L.C., independent public accountants. The per share data and share amounts have been restated to give effect to the two-for-one stock splits effected in the form of 100% stock dividends effective January 16, 1996 and July 26, 1996.

                                                                                  Years Ended December 31,
                                                                     ----------------------------------------------------------
                                                                       1996        1995        1994         1993         1992
                                                                     --------    --------    --------     --------     --------
Consolidated Statements of                                                                (In thousands)
Earnings Data:

Revenues.........................................                    $439,016    $164,455    $ 74,334     $ 48,571     $ 11,191

Cost of revenues.................................                     400,862     150,675      71,068       46,501       10,800

Gross profit.....................................                      38,154      13,780       3,266        2,070          391

Selling, general and administrative expenses.....                      17,310       7,183       2,297        1,471          299

Depreciation & amortization......................                       2,073         426         269          128           24

Income from operations...........................                      18,771       6,171         700          471           68

Non-operating income (expense), net..............                        (364)        510         129         (263)          (6)

Income before provision for taxes................                      18,407       6,681         829          208           62

Income tax provision.............................                       6,381       2,846         450           98           14

Net income.......................................                      12,026       3,835         379          110           48

                                                                                  Years Ended December 31,
                                                                     ----------------------------------------------------------
                                                                       1996        1995        1994         1993         1992
                                                                     --------    --------    --------     --------     --------
Consolidated Balance Sheet                                                   (In thousands, except per share data)
Data:

Working capital (deficit)........................                    $ 30,449    $  8,589    $  2,394     $    (36)    $   (146)

Total assets.....................................                     125,969      36,840       9,310        6,399          664

Long-term debt...................................                      42,800        --          --           --           --

Stockholders' equity ............................                      46,507      19,943       6,401        3,451           14

Common Stock Data

Earnings per share

-Primary.........................................                         .37         .16         .02          .01         --

-Fully diluted...................................                         .37         .14         .02          .01         --

Weighted average common and
equivalent shares outstanding

-Primary.........................................                      32,168      23,507      20,145       11,414       10,120

-Fully diluted...................................                      32,386      26,431      20,145       15,716       10,120

Growth Percentages

Revenues.........................................                         167%        121%         53%         334%       1,884%

Net income.......................................                         214%        912%        246%         129%         237%

ITEM 7. -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

                 The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

                 Except for the historical information contained herein, the discussion in this Form 10-K contains or may contain forward-looking statements (which include statements in the future tense and statements using the terms "believe," "anticipate," "expect," "intend" or similar terms) that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein particularly in "Outlook: Issues and Risks" below, and in "Item 1 -- Business," as well as those factors discussed elsewhere herein or in any document incorporated herein by reference.

Results of Operations -- Overview

                 The following is a summary of certain factors which affect results of operations and which have generally applied to the Company in all periods presented.

                 Revenues

                 The most significant components of the Company's revenues are payments received from customers for gross salaries and wages paid to PEO worksite employees and the Company's service fee. The Company negotiates service fees on a client-by-client basis based on factors such as market conditions, client needs and services requested, the client's workers' compensation and benefit plan experience, Company administrative resources required, the expected profit, and other factors. These fees are generally expressed as a fixed percentage of the client's gross salaries and wages except for certain costs, primarily employer's health care contributions, which are billed to clients on an add-on basis. Because the service fees are negotiated separately with each client and vary according to circumstances, the Company's service fees, and therefore its gross margin, will fluctuate based on the Company's client mix.

                 Revenues from stand-alone risk management/workers' compensation services consist primarily of gross premiums charged to clients for such services. The Company also receives fee income for certain other types of services, such as those in connection with its driver leasing program (which was commenced in 1996 as a result of the Leaseway acquisition), although such fees have not yet been material to the Company.

                 Costs of Revenues

                 The Company's primary direct costs of revenues include salaries and wages paid to worksite employees, employment related taxes, costs of health and welfare benefit plans, and workers' compensation insurance costs.

                 The largest component of direct costs is salaries and wages to worksite employees. Although this cost is generally directly passed through to clients, the Company is responsible for payment of these costs even if not reimbursed by its clients. The Company has recently begun extending credit terms to clients in certain industries. See "Outlook: Issues and Risks -- Credit Risks" herein.

                 Employment related taxes consist of the employer's portion of payroll taxes required under the Federal Income Contribution Act ("FICA"), which includes Social Security and Medicare, and federal and state unemployment taxes. The federal tax rates are defined by the appropriate federal regulations. State unemployment rates are subject to change each year based on claims histories and size of payments, and vary from state to state.

                 Workers' compensation costs, whether relating to PEO worksite employees or the Company's stand-alone risk management/workers' compensation program, include the costs of claims up to the retention limits relating to the Company's workers' compensation program, administrative costs, premium taxes and excess reinsurance premiums, and accidental death and dismemberment insurance which the Company maintains to limit its losses. In its arrangements with Reliance through the Company's wholly-owned insurance subsidiary, and Legion, the Company retains workers' compensation liabilities up to certain specified amounts. Retained workers' compensation claims liability is recorded at the time a claim is reported to the Company, in an amount equal to the retained portion of the expected total incurred claim. The Company also provides for claims incurred, but not reported, based on industry-wide data and the Company's past claims experience up to the retained limits. The liability recorded may be more or less than the actual amount of the claims when they are submitted and paid. While the Company believes that its reserves are adequate for future claims expense, there can be no assurance that this will be the case. See "Outlook: Issues and Risks." Changes in the liability are charged or credited to operations as the estimates are revised. Administrative costs include fees paid to Reliance and Legion and costs of claims management by third party administrators. Premium taxes include taxes and related fees paid to various states based on premiums written. Premium for excess reinsurance relates to premium payments to the Company's insurers for the retention of risks above specified limits. The Company also purchases accidental death and dismemberment insurance which covers the Company and its excess reinsurance carriers against catastrophic losses related to workers' compensation claims up to certain limits. See "Item 1 -- Risk Management/Workers' Compensation Program."

                 Health care and other employee benefits costs consist of medical and dental insurance premiums, payments of and reserves for claims subject to deductibles and the costs of vision care, disability, life insurance and other similar benefit plans. The Company's health care benefit plans consist of a mixture of fully-insured programs and partially self-insured programs with specific and, in one program, aggregate stop-loss insurance. See "Item 1 -- Medical Program." The Company recognizes a liability for partially self-insured health insurance claims at the time a claim is reported to the Company by the third party claims administrator, and also provides for claims incurred, but not reported based on industry-wide data and the Company's past claims experience. The liability recorded may be more or less than the actual amount of ultimate claims. While the Company believes that its reserves are adequate for future claims expense, there can be no assurance that this will be the case. See "Outlook: Issues and Risks."

Selling, General and Administrative Expenses

                 The Company's primary operating expenses are administrative personnel expenses, other general and administrative expenses, and sales and marketing expenses. Administrative personnel expenses include compensation, fringe benefits and other personnel expenses related to the Company's internal administrative employees. Other general and administrative expenses include rent, office supplies and expenses, legal and accounting fees, insurance and other operating expenses. Sales and marketing expenses include commissions to sales executives and related expenses. The Company's headquarters and Phoenix operations are moving to new offices beginning in April 1997, to accommodate the significant growth which the Company has experienced in administrative employees. This is expected to significantly increase the Company's rent expense in future periods.

Depreciation and Amortization

                 Depreciation and amortization consists primarily of the amortization of goodwill and acquisition costs from the Company's prior acquisitions. The Company amortizes goodwill and acquisition costs over periods of three to thirty years, depending on the assets acquired, using the straight-line method. Acquisitions generally result in considerable goodwill because PEOs generally require few fixed assets to conduct their operations. Because of the Company's recent and possible future acquisitions, amortization costs are expected to increase substantially in future periods.

Acquisitions

                 Period-to-period comparisons are substantially affected by the Company's recent substantial growth through acquisition of other companies providing PEO services. The Company has accounted for its acquisitions using the "purchase" method of accounting, and prior period financial statements therefore have not been restated to reflect these acquired operations. In addition to increasing revenues, acquisition activity can affect gross profits and margins because the industry mix of the acquired companies may differ from that of the Company and because of the transition period after an acquisition in which the Company acts to implement pricing changes where appropriate and to eliminate client relationships which do not meet the Company's risk or profitability profiles. Because the Company intends to focus in the short term on further integrating prior acquisitions, the Company does not currently expect 1997 acquisition activity to be as extensive as in 1996.

Quarterly Operating Results

                 Revenues are also affected by bonus payrolls in the fourth quarter, which tend to increase due to the common practice of employers paying year end bonuses. The effects of the flow-through of such bonus payrolls to worksite employees are substantially higher in December than in any other month. In addition to increasing revenues, these payments also affect margins because of the offsetting nature of bonus payments to worksite employees as costs.

                 Quarterly margin comparisons are affected by the relative mix of stand-alone risk management/workers' compensation services and full PEO services in any particular period. Significant numbers of conversions from stand-alone risk management/workers' compensation to full-service PEO arrangements (such as those which have occurred in connection with certain
Company acquisitions) would tend to increase gross profit amounts while decreasing gross margins because of the addition of pass-through salaries and wages to both revenues and costs.

                 Certain employment-related taxes are based on the cumulative earnings of individual employees up to a specified wage level. Therefore, these expenses tend to decline over the course of a year. Since the Company's revenues for an individual client are generally earned and collected at a relatively constant rate throughout each year, payment of such unemployment tax obligations has a decreasing impact on the Company's working capital and results of operations as the year progresses.

Results of Operations--Year Ended December 31, 1996 Compared to Year Ended December 31, 1995.

                                                   (in thousands)

                                                       Percent
                                           1996        Change      1995
                                           ----        ------      ----

Revenues                                  $439,016      167%      $164,455

Cost of revenues                           400,862      166        150,675

Gross profit                                38,154      177         13,780

Selling, general and administrative         17,310      141          7,183

Depreciation and amortization                2,073      387            426

Interest income                                833      181            296

Interest expense                             1,196    4,684             25

Net income                                  12,026      214          3,835


                 Net income for the year ended December 31, 1996, was $12.0 million, or $.37 per fully diluted share, reflecting significant growth from 1995 net income of $3.8 million, or $.14 per fully diluted share. Revenues of $439.0 million for the year ended December 31, 1996, were 167% higher than 1995. The growth is the result of integration of several acquisitions; the growth in the Company's stand alone risk management/workers' compensation program; direct PEO sales and marketing efforts; and the efficient administration of existing business.

Revenues

                 Revenues increased from $164.5 million for the year ended December 31, 1995, to $439.0 million for the year ended December 31, 1996, a 167% increase. The increase in revenues was partially due to sales from the Company's expanded PEO sales force. Acquisitions accounted for a significant increase in revenues between the periods. The number of worksite employees increased from approximately 11,000 at December 31, 1995, to approximately
30,000 at December 31, 1996. In 1995, the Company commenced placing risk management/workers' compensation services to clients which are not full-service PEO clients of the Company. As of December 31, 1996, the Company provided risk management/workers' compensation services to approximately 13,500 workers as compared to 3,500 at December 31, 1995. Revenues related to stand alone risk management/workers' compensation services were $16.1 million in 1996 compared with $3.6 million for 1995.

                 The Company recently began to experience the effects of competition and a general weakening in the workers' compensation and employee benefits markets, which slowed revenue growth. This trend has continued into 1997. Policies in place at January 1, 1997 represent annualized premiums of approximately $12 million. Each such policy is subject to renewal in 1997 subject to agreement of the parties.

Cost of Revenues

                 Cost of revenues increased 166% from $150.7 million for the year ended December 31, 1995, to $400.9 million in the year ended December 31, 1996. This increase is primarily due to the increase in the Company's business as explained in the section above and in the following discussion.

                 Workers' compensation expenses increased approximately 355% to $10.0 million in 1996 from $2.2 million in 1995, due primarily to the increase in earned premiums on the stand alone risk management/workers' compensation program and growth in the core PEO business, including acquisitions. The overall results of the Company's risk management/workers' compensation program as measured against industry data can be attributed to the Company's selectivity in new client acceptance, the effective use of safety inspections and safety programs and its ability to manage and close open claims coupled with stop losses of $250,000 and $350,000 per occurrence, the maintenance of accidental death and dismemberment insurance through Chubb, no Category IV high risk clients, and a 30-day cancellation capability on PEO business. Although the Company believes its internal method of establishing reserves continues to be appropriate, the Company commissioned an independent third party actuarial review of the Company's workers' compensation reserves at year end 1996, as it had for year end 1995. In the 1996 review, the actuary primarily relied on industry-wide data, while taking into account to a lesser extent than in past reviews ESI's specific risk structure and philosophy, in determining its findings. Although the Company believes that determining reserves based more heavily upon its actual historical experience is appropriate and adequately addressed its exposure, it determined to adopt the reserve levels determined by the review, and intends to use similar methodologies going forward which may have an impact on future periods. See "Adequacy of Loss Reserves" and "Loss and Claims Experience" below in "Outlook: Issues and Risks" for a further explanation of risks and uncertainties relating to the Company's establishment of reserves.

                 The following table provides an analysis of the Company's workers' compensation reserves from its partially self-insured programs for the years ended December 31, 1996 and 1995 and the seven months ended December 31, 1994:

                                                      (In thousands)

                                               1996          1995          1994
                                           --------      --------      --------

Reserve - Beginning of period              $  1,052      $     45      $    0.0

Losses                                       10,034         2,230           172

Payments                                     (5,932)       (1,223)         (127)
                                           --------      --------      --------

Reserve - End of period                    $  5,154      $  1,052      $     45
                                           ========      ========      ========



                 The   following   table   summarizes   certain   indicators  of
performance regarding the Company's risk management department's ability to close out workers' compensation claims in each of the years ended December 31:

                           Incurred Claims by Calendar Year

                                           Approximate            Approximate
                      Approximate          Open Claims            Open Claims
Year ended            Total                December 31,           December 31,
December              Number of            1996                   1995
31,                   Claims

1996                  3,266                1,156                  N/A

1995                  1,024                   89                  191

1994                    100                    4                    4
                      -----                 ----                  ---

                      4,390                1,249                  195
                      =====                =====                  ===


Gross Profit


                 The Company's gross profit margin increased from 8.4% in the year ended December 31, 1995 to 8.7% in the year ended December 31, 1996. This increase primarily was attributable to the Company's stand-alone risk management/workers' compensation program which was in place for the full year ended December 31, 1996, versus only eight months in 1995. The eight-month period included approximately 5,600 Hazar employees who were provided stand-alone risk management/workers' compensation from May 1995 through September 1995, when the Hazar employees became included in the Company's PEO business. The Company generally earns a higher gross profit margin on revenues derived from its stand-alone risk management/workers' compensation services than on revenues derived from the Company's full-service PEO business because the PEO revenues include significant (and substantially offsetting) revenue and expense items for payroll and payroll-related costs for the worksite employees. Accordingly, the Company's overall margin is affected in significant part by the mix of revenues derived from full-service PEO clients and clients for which the Company provides only risk management/workers' compensation services.

                 The Company also received the benefits of reduced administrative costs with Camelback for the entire year ended December 31, 1996 as compared with the same period in 1995 which only included seven months of benefit because Camelback was not operative until June 1995. The Company also has increased the number of workers' compensation claims managers to 37 at December 31, 1996 compared to seven at December 31, 1995. The Company believes that a continuous focus on maintaining a low ratio of cases per claim manager is a significant factor in controlling workers' compensation expense. In this regard, the Company continues to implement a policy whereby the maximum number of active claims which each claims manager may handle is 50. Based on industry data, the Company believes that this maximum is significantly less than the industry average. See "Business--Risk Management/Workers' Compensation Program" in Item 1 and "Adequacy of Loss Reserves" and "Loss and Claims Experience" in "Outlook: Issues and Risks" below.

Selling, General and Administration

                 Selling, general and administrative expenses increased by $10.1 million or 141% from $7.2 million for the year ended December 31, 1995 to $17.3 million for the year ended December 31, 1996. As a percent of gross profit, selling, general and administrative expenses decreased from 52% to 45% during the year ended December 31, 1995 and 1996, respectively. Factors contributing to the increase in selling, general and administrative expenses in 1996 over 1995 are the integration of the operations of various acquisitions including an increase from 60 corporate employees at December 31, 1995 to 216 at December 31, 1996, resulting in a significant increase in personnel costs, and the expansion of the Company's office space. Additionally, the Company's results for the year reflected six months of expense for TEAM Services and five months of expense for Leaseway, both recent acquisitions which historically have maintained a higher ratio of selling, general and administrative expense to gross profit than the Company. These factors which caused increases in selling, general and administrative expense were partially mitigated by improved systems utilization and economies of scale achieved within the Company's operations, including consolidation of certain acquired companies' administration. The Company's general liability insurance costs have increased due in part to the added corporate staff and increased costs for directors' and officers' liability insurance. Commission expenses and bad debt expenses increased in the year ended December 31, 1996 compared to 1995 due to the increase in revenues discussed above. Selling, general and administrative expenses are expected to continue to increase to meet the needs of new business. The most extensive growth in selling, general and administrative expenses has been in the risk management department. This trend is expected to continue into the foreseeable future. The Company has recently signed a seven year lease on new office space in Phoenix, Arizona containing significantly more space at higher rates than its existing offices; the approximate annual rental increase is expected to be $1 million. The Company also expects that costs for professional services will increase in 1997 as a result of litigation recently brought against the Company; see "Outlook: Issues and Risks-Litigation."

Depreciation and Amortization

                 Depreciation and amortization represented depreciation of property and equipment and amortization of organizational costs, customer lists and goodwill in the year ended December 31, 1996 and 1995. The increase was due primarily to depreciation of new phone and computer systems and goodwill amortization resulting from acquisitions, with Hazar, Leaseway, and McClary-Trapp being the most significant. Amortization of goodwill from the Hazar acquisition began in October 1995, and amortization of Leaseway and McClary-Trapp began during 1996; therefore, amortization costs will be higher in 1997 and future years. Amortization relating to the acquisitions completed in 1995, 1996 and to date in 1997 is expected to be approximately $1.4 million more in 1997 than in 1996.

Interest

                 Interest income increased from $296,000 for the year ended December 31, 1995 to $833,000 for the year ended December 31, 1996, primarily due to interest earned on both the restricted cash and investments held for the future payment of workers' compensation claims at Camelback and cash held at the corporate level raised through the exercise of common stock purchase warrants and through operations. Interest expense increased from $25,000 for the year ended December 31, 1995 to $1.2 million for the year ended December 31, 1996, primarily due to interest accrued on the Company's revolving line of credit. The line was first utilized in August 1996 and had an average outstanding balance of $34 million for the five months ended December 31, 1996. The Company anticipates its interest expense will significantly increase in future periods depending upon amounts borrowed under its new revolving credit facility. See "Liquidity and Capital Resources."


Effective Tax Rate

                 The Company's effective tax rate provides for federal, state and local income taxes. The effective tax rate for fiscal 1996 is 34.7% as compared to 42.6% for the year ended December 31, 1995. The effective tax rate for 1996 was positively impacted by a state tax benefit in the amount of approximately $430,000 relating to a change in estimate for 1995 taxes. The effective tax rate would have been approximately 37% without this benefit. This downward year-to-year revision reflects a reduction resulting from the increased operations of the Company's wholly-owned subsidiary, Camelback, which pays state premium tax rather than state income tax. Although the Company believes that it has structured its Camelback arrangements to qualify for such tax treatment, any disallowance of this tax treatment could materially affect the Company's results of operations for the current fiscal year and future fiscal years. While the Company's effective tax rate will vary from time to time depending on the mix of profits derived from Camelback and the Company's various other profit centers and other factors, the Company believes it will continue to benefit from the lower rate applicable to profits derived from Camelback. The Company's estimated effective tax rate for financial reporting purposes for 1996 is also based on estimates of the following items that are not deductible for tax purposes:(a) amortization of certain goodwill, and (b) one-half of the per diem allowance relating to meals paid to truck drivers. The tax rate used in each quarterly reporting period is generally an estimate of the Company's effective tax rate for the calendar year.

1997 Outlook

                 Many factors may affect the Company's 1997 operations and results as compared to 1996. As discussed in more detail above, some of the more significant factors include: a narrowing of profit margins in the Company's business which began to be felt in late 1996 and continues into 1997; an increase in competition and an overall weakening in pricing for the Company's services in the workers' compensation and employee benefit markets; increased reliance on industry-wide data relative to ESI's specific risk structure and philosophy in estimating workers' compensation reserves; certain tax benefits the Company received in 1996 relating to prior years; and increased interest expense, lease payments, amortization and litigation expense.

         Additional factors which may impact the Company's future operations and results are discussed below under "Outlook: Issues and Risks."

Results of Operations -- Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

                                                    (in thousands)

                                                        Percent
                                         1995           Change       1994
                                         ----           ------       ----

Revenues                               $164,455          121%      $74,334

Cost of revenues                        150,675          112        71,068

Gross profit                             13,780          322         3,266

Selling, general and administrative       7,183          213         2,297

Depreciation and amortization               426           58           269

Interest income                             296          469            52

Net income                                3,835          912           379


                 Net income for 1995 was $3.8 million or $0.14 per fully diluted share, reflecting significant growth from 1994 net income of $379,000 or $0.02 per fully diluted share. Revenues of $164.5 million in 1995 were 121% higher than in 1994 and were the most significant factor contributing to the increase in net income. The growth results from the integration of the acquisitions of Employment Services of Michigan, Inc. (which has been renamed Employee Solutions-Midwest, Inc. ("ESM")) and Hazar, Inc. and certain of its subsidiaries ("Hazar"), the success of direct sales and marketing efforts of Employee Solutions-East, Inc. ("ESEI") and the efficient administration of existing business. The Company's focus on managing operating expenses also played a role in maintaining profit margins.

Revenues

                 Revenues increased from $74.3 million in the year ended December 31, 1994 to $164.5 million for the year ended December 31, 1995, a 121% increase. The increase in revenues was partially due to sales from the Company's expanded sales force through ESEI, which commenced operations in June 1994, plus the full year impact in 1995 of new business added throughout 1994. In addition, the acquisitions of ESM, effective January 1, 1995, and Hazar, effective October 2, 1995, accounted for revenues of $17.4 million and $35.8 million, respectively, in the year ended December 31, 1995. The number of PEO worksite employees increased from approximately 3,600 at December 31, 1994 to approximately 11,000 at December 31, 1995.

                 In 1995, the Company commenced placing risk management/workers' compensation services to clients which are not PEO clients of the Company and a portion of the increase in revenues during the year ended December 31, 1995 is attributable to this program. A significant portion of the 1995 risk management/workers' compensation services results reflects the inclusion of approximately 5,900 leased employees of Hazar from May 1, 1995 through October 2, 1995, at which time the Company completed its acquisition of Hazar and these employees became leased employees of the Company. As of December 31, 1995, the Company provided risk management/workers' compensation services to approximately 3,500 non-PEO employees.

Cost of revenues

                 Cost of revenues increased 112% from $71.1 million in the year ended December 31, 1994 to $150.7 million in the year ended December 31, 1995. This increase is primarily due to the increase in the Company's business as explained in the paragraph above. Workers' compensation costs decreased on a per leased employee basis during the year ended December 31, 1995 compared to 1994 due to the Company's ability to execute effectively its risk management programs which include on-site safety programs, active claims management and efficient execution of claims processing. In addition, the new program utilizes the Company's wholly owned insurance subsidiary, Camelback , which was activated in May 1995. The Company's state unemployment tax rate in Arizona increased significantly in 1995 compared to 1994.

Gross profit

         The Company's gross profit margin increased from 4.4% in the year ended December 31, 1994 to 8.4% in the year ended December 31, 1995. This increase primarily was attributable to an increase in risk management/workers' compensation services related to non-PEO employees. Gross profit margin on revenues derived from risk management/workers' compensation services provided to non-PEO employees tends to be significantly higher than gross profit margin on revenues derived from the Company's PEO clients because the gross profit margin calculation with respect to PEO clients includes significant (and substantially offsetting) revenue and expense items relating to payroll and payroll-related costs. The margin is affected in significant part by the mix of revenues derived from employee leasing clients and clients for which the Company provides only risk management/workers' compensation services.

                 Revenues during the year ended December 31, 1995 include risk management/workers' compensation revenues derived from Hazar, whose leased employees were not leased employees of the Company for a period of five months prior to the October 2, 1995 acquisition. These employees became leased employees of the Company for financial reporting purposes effective October 2, 1995, which affected the mix of the Company's revenues for the quarter ended December 31, 1995 and reduced the gross profit margin in the fourth quarter below that for the entire year. In 1995, the Company's gross profit margin was slightly impacted by the Company's higher Arizona unemployment tax rate.

Selling, general and administrative

                 Selling, general and administrative expenses increased by $4.9 million or 213% from $2.3 million in the year ended December 31, 1994 to $7.2 million for the year ended December 31, 1995. Factors contributing to the increase in selling, general and administrative expenses in 1995 over 1994 are the integration of ESM and Hazar operations, an increase from 39 corporate employees at December 31, 1994 to 115 at December 31, 1995, resulting in a significant increase in personnel costs, and the expansion of the Company's office space by 7,200 square feet to 17,350 square feet at December 31, 1995. These factors which caused increases in selling, general and administrative expenses were partially mitigated by improved systems utilization and economies of scale achieved within the Company's operations. Beginning February 13, 1996, the Company increased such space by 1,650 square feet to accommodate the growth of the risk management/workers' compensation services staff. The Company's general liability insurance costs have increased due in part to the added corporate staff, and costs for directors and officers liability insurance also increased. Costs to operate ESEI, which began in mid-1994, increased in 1995 to support the growth in the Company's sales and marketing efforts throughout the country. Commission expenses increased in 1995 compared to 1994 at a rate greater than the increase in revenue between the periods because of the lower level of commissions applicable to the Company's 1994 revenue. In November 1994, Marvin D. Brody, Chairman of the Board, became Chief Executive Officer of the Company. His compensation as CEO began January 1, 1995. Effective October 2, 1995 three executive officers received increases in their compensation totaling $140,000 annually. Selling, general and administrative expenses are expected to continue to increase to meet the needs of new business. The most extensive growth in selling, general and administrative expenses is expected in the area of risk management/workers' compensation services.

Depreciation and amortization

                 Depreciation and amortization represented depreciation of property and equipment and amortization of organizational costs, customer lists and goodwill in the years ended December 31, 1994 and 1995. The increase was due primarily to depreciation of new phone and computer systems and goodwill amortization resulting from the acquisition of Hazar.

Interest income

                 Interest income increased from $52,000 for the year ended December 31, 1994 to $296,000 for the year ended December 31, 1995, primarily due to interest earned on both the restricted cash held for the future payment of workers' compensation claims at Camelback and cash held at the corporate level raised through the exercise of common stock purchase warrants and through operations.

Effective tax rate

                 The effective tax rate for 1995 was 42.6% compared with 54.3% for 1994. The Company's estimated effective tax rate for financial reporting purposes for the first three quarters in 1995 was 45.0%, which estimated rate was based on estimates of the following items that are not deductible for tax purposes:(a) amortization of certain goodwill, and (b) one-half of the per diem allowance relating to meals paid to truck drivers. In the fourth quarter of 1995, the Company successfully completed the transition of a significant portion of the per diem allowance programs back to client companies retroactive to January 1, 1995. The Company's tax expense in excess of statutory rates for the year ended December 31, 1994 primarily was due to non-deductible goodwill, as well as some non-deductible per diem expenses. The reduction in the Company's effective tax rate in 1995 also resulted from an increased profit base over which non-deductible goodwill and per diem allowances have less of an impact on the tax rate. Management believes the Company's effective tax rate will decline in 1996 as non-deductible goodwill and non-deductible per diem allowances have an even lesser impact on a growing profit base, though no assurance of such decline or growth can be provided. The tax rate used in each quarter is an estimate of the Company's effective tax rate for the calendar year.

Liquidity and Capital Resources

                 The Company defines liquidity as the ability to mobilize cash to meet operating, capital and acquisition financing needs. The Company's primary sources of cash traditionally have been from financing activities and operations, though operations represented a use of cash in 1996 primarily to finance receivables of acquired companies and stand alone risk management/workers' compensation clients.

                 Cash used in operating activities was $3.3 million during 1996. Cash provided by operating activities was $6.3 million and $712,000 in 1995 and 1994. Operating cash flows are derived from customers for full PEO services rendered by the Company and for stand alone risk management/workers' compensation services. Payments from PEO customers typically are received on or within a few days of the date on which payroll checks are delivered to customers, and cover the cost of the payroll, payroll taxes, insurance, other benefit costs and the Company's administration fee. The acquisitions of TEAM Services, Leaseway and certain companies in the McClary-Trapp Group plus growth in the stand alone program decreased the Company's operating cash flows in 1996 by approximately $15.1 million as these operations extend credit terms generally from 15 to 45 days as is customary in their respective markets segments. Had it not been for these accounts receivable requirements in 1996, the Company would have generated cash flow from operations of approximately $11.8 million. Stand alone risk management/workers' compensation services are billed in accordance with individual policies. The Company also extends credit terms for certain of its stand alone risk management/workers' compensation clients by billing less than the expected premium over the policy term, with the difference paid on a deferred basis after the end of a policy year. As the Company expands in these market segments or enters into new market segments, or extends credit terms to additional clients, its working capital requirements may increase.

                 Cash provided by financing activities was $47.2 million during 1996 compared to cash provided by financing activities of $8.0 million and $2.6 million in 1995 and 1994, respectively. Cash flows from financing activities during 1996 resulted primarily from the Company's borrowing (see below) and the sale of the Company's Common Stock upon exercise of warrants and options, offset by cash used to fund bank overdrafts of acquired companies.

                 Cash used in investing activities was $46.9 million, $2.2 million and $2.4 million in the years ended 1996, 1995 and 1994, respectively. The primary use of cash in 1996 was for business acquisitions with Leaseway and McClary-Trapp accounting for approximately $34.0 million of the $37.3 million spent. For 1996, 1995 and 1994, capital expenditures were $ 702,000, $238,000 and $189,000, respectively. Fiscal 1996 capital expenditures consisted primarily of personal computers and other computer equipment to enhance its ability to support ESI's increasing client and employee base. In 1997, the Company intends to relocate its headquarters offices, and other Phoenix operations, to a new facility. The Company anticipates that related leaseholds and improvements will be financed by the landlord as a buildout allowance, and subsequently reflected in rental payments. Moving costs and office furniture will represent cash outlays in the first and second quarters of 1997 of approximately $1.0 million. Also during 1997, the Company expects to continue to invest in additional computer and technological equipment. Although the Company continuously reviews its capital needs, management expects that 1997 capital expenditures will exceed those incurred in prior periods to meet the needs of the Company's growing base of worksite employees.

                 At December 31, 1996 and December 31, 1995, the Company had cash and cash equivalents of $11.0 million and $14.0 million, respectively. Cash and cash equivalents are generally invested in high investment grade instruments with maturities of less than 90 days. Certain amounts of restricted cash and investments (see below) may have maturities beyond 90 days but are highly liquid. The Company generally maintains large cash balances to meet its daily payroll and payroll tax obligations. The Company has developed a nationwide cash management program to minimize the requirement for cash on hand, though as the business continues to grow, cash requirements to meet daily obligations will increase. The Company is required through its fronting arrangements to maintain restricted cash and investments to secure the future payment of workers' compensation losses. Such restricted cash and investments have been calculated by the Company's fronting carriers based on estimates of the future growth in the Company's business and ultimate losses on such business. For this purpose, ultimate losses are actuarially determined by the fronting carriers utilizing industry-wide data and regulatory requirements which may not reflect the Company's historical or expected ultimate losses. Restricted cash and investments is classified as a current asset as the Company settles and pays most workers' compensation claims within one year from occurrence. The Company cannot access restricted cash and investments in the trust fund without the agreement of Reliance. See "Item 1 -- Risk Management/Workers' Compensation Program". At December 31, 1996 and 1995, approximately $11.5 million and $2.7 million were on deposit at Camelback as restricted cash and investments.

                 At December 31, 1996 and 1995, the Company had working capital of $30.4 million and $8.6 million, respectively. The significant growth in the Company's working capital is a direct result of an increase in 1996 in restricted cash and investments of $8.8 million from 1995 which was financed from cash flows from operations, and an increase in third party accounts receivable of approximately $15.1 million, of which $6.1 million was financed out of the Company's operating cash flow and approximately $9.0 million was financed from borrowings under the line.

                 Assuming continued growth of the Company's full-service PEO business and stand-alone risk management/workers' compensation services program, the Company anticipates that it will be required under its insurance arrangements with its insurers to set aside increasing amounts of funds for payment of claims and related administrative costs.

                 Under Bermuda law, Camelback must maintain statutory capital and surplus in an amount equal to at least 20% of the net premiums written through the Company's fronting arrangements, provided that the percentage requirement is reduced to 10% at such time as annualized premium volume reaches $6,000,000. Under Hawaii law, Camelhead will be required to maintain statutory capital and surplus in an amount equal to at least 33-1/3% of the net premiums written through the Company's fronting arrangements. Camelhead's initial capital and surplus are expected to be $7.5 million. The laws of the jurisdictions of incorporation also regulate the circumstances under which these insurers may loan funds to their parent company. In 1996, the Company paid to Reliance approximately $20.9 million of which $14.8 million was ceded to the trust account at Camelback for payment of claims. The Company also paid to Legion in 1996 approximately $3.6 million of which $3.1 million in loss funds will be ceded to Camelhead when such captive is authorized and activated. Between Reliance and Legion, the Company used cash from operations of approximately $24.5 million to fund its partially self-insured workers' compensation programs in 1996. In the future, these factors may limit the ability of the Company to execute its planned growth strategy and may limit the ability of Camelback and Camelhead to transfer funds to its parent company (whether via dividend or otherwise).

                 On August 1, 1996, the Company entered into a three year $35 million revolving credit facility for the purposes of acquisition financing, working capital and other general corporate purposes. The line was expanded to $45 million on October 15, 1996 and to $60 million on February 19, 1997. The revolving credit facility provides for various borrowing rate options including borrowing rates based on a fixed spread of 25 basis points over the prime rate or 250 basis points over the London Interbank Offered Rate (LIBOR), as adjusted upward to reflect applicable reserve requirements. The Company pays a commitment fee of 3/8% on the unused portion of the line. Total costs incurred in obtaining this facility and the expansion were approximately $500,000 and will be amortized over the life of the facility. The line matures on August 1, 1999, and the maximum borrowing will decrease by $3.0 million in each quarter beginning February 1, 1998. The principal loan covenants are as follows: current ratio of at least 1.4 to 1; total liabilities to net worth of not more than 2 to 1; total funded debt to earnings before taxes, depreciation and amortization of not more than 2 to 1. The facility includes certain other covenants and is secured by substantially all of the Company's assets. Since the Company obtained its line of credit in August 1996, the $42.8 million drawn under the line has been used almost exclusively for acquisition financing including: $24.0 million for the acquisition of Leaseway; $9.4 million for the acquisition of the McClary-Trapp Group, and approximately $8.7 million to finance accounts receivable on such acquisitions. At March 26, 1997, the Company had borrowed approximately $46.0 million under the credit facility; at that date, the Company's borrowing limit was $54 million as a consequence of the combination of the overall line of credit and borrowing covenants.

                 The Company has financed its acquisitions through combinations of issuance of Common Stock, borrowing under its credit facility, working capital and assumption of acquired company obligations. The Company's revolving credit facility restricts its ability to consummate any acquisition for more than $10 million or five times earnings before interest, taxes, depreciation and amortization. The Company received a waiver under the revolving credit facility to enter into its agreement to acquire the McClary-Trapp Group.

                 Management believes that existing cash and cash equivalents, cash generated from ongoing operations, and cash available through its existing line of credit will satisfy the anticipated cash requirements of the Company's current operations for the foreseeable future; however, the Company's ability to continue funding its acquisition strategy is dependent upon its ability to obtain additional funds through equity or debt financing.

Outlook:  Issues and Risks

                 The Company believes that future growth opportunities in revenues and profits remain available. However, the following issues and risks, among others (including those discussed elsewhere herein), should also be considered in evaluating its outlook.

                 Management of Rapid Growth. The Company's success depends, in part, upon its ability to achieve growth and manage this growth effectively. Since its formation, the Company has experienced rapid growth which has challenged the Company's management, personnel, resources and systems. As part of its business strategy, the Company intends to pursue continued growth through its sales and marketing capabilities, acquisitions and marketing alliances. Although the Company intends to expand its management, personnel resources and systems to manage future growth and to assimilate acquired operations, there can be no assurance that the Company will be able to maintain or accelerate its growth in the future or manage this growth effectively. Failure to do so could materially adversely affect the Company's business and financial performance. Because the Company intends to focus in the short term on further integrating prior acquisitions into the Company's operations, the Company does not currently expect 1997 acquisition activity to be as extensive as in 1996.

                 A substantial portion of the Company's recent and anticipated growth is attributable to its risk management/workers' compensation services program. The risks associated with rapid growth in this area include the potential for poor underwriting due to a lack of experience with new geographic markets and industries served, a shortage of experienced and trained personnel, and the need for sophisticated operating systems to help manage these risks. The Company recently converted its risk management information system to a new operating system to support this growth; there can be no assurances that this conversion will ultimately prove to be successful, or that other future changes in systems or procedures will be successfully completed. To accommodate growth, the Company is also relocating its Phoenix operations to new offices in April 1997, which move may result in certain disruptions. Any failure to successfully manage growth in the risk management/workers' compensation program could adversely affect the Company's ability to underwrite profitable risks and efficiently resolve claims, which in turn could have a material adverse effect on the Company's business and financial performance.

                 Adequacy of Loss Reserves. Under its present workers' compensation arrangements, the Company is responsible for the first $250,000 ($350,000 for certain transportation programs) of each loss with no aggregate limit to the number of losses for which the Company may be liable and under its partially self-insured and self-insured health insurance arrangements, the Company is responsible for the first $100,000 or $75,000 per covered individual per year, depending upon the program. The Company's reserves for losses and loss adjustment expenses under its workers' compensation and health insurance programs are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. Reserves are estimates based on industry data and historical experience, and include judgments of the effects that future economic and social forces are likely to have on the Company's experience with the type of risk involved, circumstances surrounding individual claims and trends that may affect the probable number and nature of claims arising from losses not yet reported. Consequently, loss reserves are inherently uncertain and are subject to a number of highly variable and difficult to predict circumstances. This uncertainty is compounded in the Company's case by its rapid growth and limited experience. For these reasons, there can be no assurance that the Company's ultimate insurance liability will not materially exceed its loss and loss adjustment expense reserves. If the Company's reserves prove to be inadequate, the Company will be required to increase reserves or corresponding loss payments with a corresponding reduction, which may be material, in the Company's net income in the period in which the deficiency is identified.

                 Loss and Claims Experience. During the limited period of time the Company has operated its risk management/workers' compensation programs, it believes that it has achieved a below average loss experience ratio due to its selective evaluation process, safety programs, active claims management, maintenance of its accidental death and dismemberment policy, and exclusion of Category IV risks. However, the Company may not be able to maintain such a loss experience over a longer period of time. Future loss experience could increase due to weakened underwriting standards as a result of internal growth, the loss experience of acquired operations, increased competition in the Company's risk management/workers' compensation business or other factors which may affect the Company's standards, procedures or claims experience in the future. An increase in the Company's loss experience would decrease the Company's net income and could materially adversely affect the Company's business and financial performance.

                 The Company provides stand-alone risk management/workers' compensation coverage on either a guaranteed cost basis or a "retrospective" basis in which premiums are adjusted after the end of the policy term to reflect loss experience. In a guaranteed cost arrangement, the Company bears the risk of losses, which may be higher than anticipated. While premiums are adjusted to reflect actual losses in a retrospective policy, which may reduce risk to the Company, lower than anticipated losses on these policies may negatively affect the Company because the Company may have recorded a higher premium which would have resulted from the expected loss level.

                 State unemployment taxes are, in part, determined by the Company's claims experience. Claims experience also greatly impacts the Company's health insurance rates and claims cost from year to year. Should the Company experience a large increase in claims activity for unemployment, workers' compensation and/or health care, then its costs in these areas would increase. In such a case, the Company may not be able to pass these higher costs to its clients and would therefore have difficulty competing with the PEOs with lower claims rates that may offer lower rates to clients.

                 Tax Code Treatment. The IRS has formed a Market Segment Study Group to examine whether PEOs such as the Company are for certain tax purposes the "employers" of worksite employees under the Code . If the IRS were to determine that the Company is not an "employer" under certain provisions of the Code, it could materially adversely affect the Company in several ways. First, with respect to benefit plans, the tax qualified status of the Company's 401(k) plans would be revoked, and the Company's cafeteria and medical reimbursement plans may lose their favorable tax status. The Company cannot predict either the timing or the nature of any final decision that may be reached by the IRS with respect to the Market Segment Study Group or the ultimate outcome of any such decision, nor can the Company predict whether the Treasury Department will issue a policy statement with respect to its position on these issues or, if issued, whether such statement would be favorable or unfavorable to the Company. Effective as of January 1, 1997, the Company has implemented a new 401(k) retirement plan which involves both the client and the Company as co-sponsors of the plan and is intended to be a "multiple employer" plan under Code Section 413(c). The Company believes that this multiple employer plan is less likely to be adversely affected by any IRS determination that no employer relationship exists between the Company and worksite employees. While the Company does sponsor some sole employer plans covering worksite employees which the Company assumed in connection with other acquired PEO operations and which could be adversely affected by any unfavorable IRS determination, the Company intends to convert the majority of the sole employer plans into one or more multiple employer plans, and the Company believes that any unfavorable IRS determination, if applied prospectively (that is, applicable only to periods after such a determination is reached), would probably not have a material adverse effect on the Company's financial position or results of operations. However, if an adverse IRS determination were applied retroactively to disqualify benefit plans, employees' vested account balances under 401(k) plans would become taxable, an administrative employer such as the Company would lose its tax deductions to the extent its matching contributions were not vested, a 401(k) plan's trust could become a taxable trust and the administrative employer could be subject to liability with respect to its failure to withhold applicable taxes and with respect to certain contributions and trust earnings. In such event, the Company also would face the risk of client dissatisfaction and potential claims by clients or worksite employees.

                 A determination by the IRS that the Company is not an "employer" under certain provisions of the Code also could lead the IRS to conclude that federal taxes were not paid by the proper party because such taxes must be paid by the employer. This conclusion could lead to actions by the IRS against clients of the Company seeking direct payment of taxes, plus penalties and interest, even though the taxes were previously paid by the Company.

                 In light of the IRS Market Segment Study Group and the general uncertainty in this area, certain legislation has been drafted to clarify the employer status of PEOs in the context of the Code and benefit plans. However, there can be no assurance that such legislation will be proposed and adopted and even if it were adopted, the Company may need to change aspects of its operations or programs to comply with any requirements which may ultimately be adopted. In particular, the Company may need to retain increased sole or shared control over worksite employees if the legislation is passed in its current form.

                 The attractiveness to clients of a full-service PEO arrangement depends in part upon the tax treatment of payments for particular services and products under the Code (for example, the opportunity of employees to pay for certain benefits under a cafeteria plan using pre-tax dollars). Changes to the Code, related IRS regulations or other laws and regulations could adversely affect the Company's business and financial performance.

                 Credit Risks. As the employer of record for its worksite employees, the Company is obligated to pay their wages, benefit costs and payroll taxes. The Company typically bills a client company for these amounts in advance of or at each payroll date, and reserves the right to terminate its agreement with the client, and thereby the Company's liability for future payrolls to the client's worksite employees, if payment is not received within two days of the invoice date. However, the rapid turnaround necessary to process and make payroll payments leaves the

Company vulnerable to client credit risks, some of which may not be identified prior to the time payroll payments are made. There can be no assurance that the Company will be able to timely terminate any delinquent accounts or that its contractual termination rights will be judicially enforced.

                 In addition, the Company has recently entered several market segments through acquisitions in which PEOs typically advance wages, benefit costs and payroll taxes to their clients. The Company intends to continue this practice despite the potentially greater credit risk posed by such practices. Also, in its stand-alone risk management/worker's compensation program, the Company structures certain of its clients' premium payments so that less than the full premium is billed periodically through the policy year, with the difference to be paid by the client on a deferred basis after the end of the policy year. In each case, the Company conducts a limited credit review before accepting new clients. However, the nature of the Company's business and pricing margins is such that a small number of client credit failures could have an adverse effect on its business and financial performance.

                 Litigation. The Company has been named as defendants in several actions alleging violations of securities laws with respect to the accuracy of certain statements regarding Company reserves and other disclosures made by the Company and certain of its directors and officers. These suits were filed shortly after significant drop in trading price of the shares of the Company's common stock in March 1997. While the complaints do not specify damages, the Company expects the requests to be substantial. The Company believes the claims are without merit, and intends to vigorously defend these actions. However, the cost of defending these actions could have a material adverse effect on the Company's results of operations in future periods, and their ultimate resolution could have a material adverse effect on the Company's results of operations and financial condition. In addition, publicity relating to the litigation could have a negative effect on the Company's relationships with its current and prospective clients, employees and suppliers.

                 Client Relationships. The Company's subscriber agreements with its clients generally may be canceled upon 30 days written notice of termination by either party. While the Company believes that it has experienced favorable client retention in the past, there can be no assurance that those relationships will continue or that historical rates of retention will continue to be achieved. The short-term nature of most customer agreements means that clients could terminate a substantial portion of the Company's business upon short notice.

                 Through recent acquisitions and internal growth, the percentage of Company's clients in the transportation industry has increased. While the Company has targeted this industry, which it believes could benefit from Company services and expertise, increased concentration in a single industry could make the Company more subject to risks and trends of that industry. Also, certain aspects of the transportation industry may be subject to particular risks, such as the risk of property damage, injury and death from accidents inherent in the operation of a motor vehicle. In addition, the Company is providing driver leasing services, in which the Company acts as sole employer, which may increase risk to the Company as a result of the direct nature of the employment relationship.

         Dependence on One Insurer. The Company believes that its risk management/workers' compensation services program has been and will continue to be an important competitive factor in its growth and profitability. The Company's risk management/workers' compensation services program is currently being conducted principally in coordination with one insurer, Reliance. The Company's contract with Reliance was last renewed June 1, 1996, and is subject to annual renewals and may, if certain conditions are not met by the Company, be canceled by Reliance on 30 days' notice. There can be no assurance that upon expiration of the current term the Company can renew the Reliance program on commercially reasonable terms. The Company would be materially adversely affected by a termination of its arrangements with Reliance if the Company could not quickly make similar arrangements with another insurer. In part to lessen its dependence upon Reliance, the Company is seeking to establish relationships with additional insurers, and has entered into an agreement with Legion for certain Company programs. The Company's ability to make similar arrangements with other insurers is limited, however, because other insurers generally require large segregated books of business in order to lessen the risk of adverse selection by the Company and to maximize the economic potential of the arrangement for the insurer. There can therefore be no assurance that the Company will be able to significantly lessen its dependence on Reliance in the near future.

         Uncertainty of Extent of PEO's Liability; Government Regulation of PEOs. The Company's clients are regulated by numerous federal and state laws relating to labor, tax and employment matters. Generally, these laws prohibit race, age, sex, disability and religious discrimination, mandate safety regulations in the workplace, set minimum wage rates and regulate employee benefits. Because many of these laws were enacted prior to the development of non-traditional employment relationships, such as PEO services, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers such as the Company, and there are many legal uncertainties about employee relationships created by PEOs, such as the extent of the PEO's liability for violations of employment and discrimination laws. The Company may be subject to liability for violations of these or other laws even if it does not participate in such violations. As a result, interpretive issues concerning the definition of the term "employer" in various federal laws have arisen pertaining to the employment relationship. Unfavorable resolution of these issues could have a material adverse effect on the Company's results of operations or financial condition. Compliance with these laws and regulations is time consuming and expensive.

         The Company's standard form of client service agreement establishes the contractual division of responsibilities between the Company and its clients for various personnel management matters, including compliance with and liability under various governmental regulations. However, because the Company acts as a co-employer, and in some instances acts as sole employer, the Company may be subject to liability for violations of these or other laws despite these contractual provisions, even if it does not participate in such violations. The circumstances in which the Company acts as sole employer may expose the Company to increased risk of such liabilities for an employee's actions. The Company has been sued in tort actions alleging responsibility for employee actions (which it considers to be incidental to its business). Although it believes it has meritorious defenses, and maintains insurance (and requires its clients to maintain insurance) covering certain of such liabilities, there can be no assurances that the Company will not be found to be liable for damages in any such suit, or that such liability would not have a materially adverse effect on the Company. Although the client generally is required to indemnify the Company for any liability attributable to the conduct of the client or employee, the Company may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities. In addition, employees of the client may be deemed to be agents of the Company, subjecting the Company to liability for the actions of such employees.

         While many states do not explicitly regulate PEOs, 16 states have passed laws that have licensing or registration requirements and at least three other states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. There can be no assurance that the Company will be able to satisfy licensing requirements or other applicable regulations of any particular state from time to time.

         Government Regulation Relating to Workers' Compensation Program. As part of its risk management/workers' compensation programs, the Company utilizes Camelback and proposes to form Camelhead as a wholly-owned insurance company chartered in the state of Hawaii. Insurance companies such as Camelback and Camelhead are subject to the insurance laws and regulations of the jurisdictions in which they are chartered; such laws and regulations generally are designed to protect the interests of policyholders rather than the interests of shareholders such as the Company. In general, insurance regulatory authorities have broad administrative authority over insurers domiciled in their respective jurisdictions, including authority over insurers' capital and surplus levels, dividend payments, financial disclosure, reserve requirements, investment parameters and premium rates. The jurisdictions also limit the ability of an insurer to transfer or loan statutory capital or surplus to its affiliates. The regulation of Camelhead and Camelback could materially adversely affect the Company's operations and results.

         The Company's risk management/workers' compensation services program is conducted via "fronting" arrangements with insurers. The National Association of Insurance Commissioners ("NAIC") recently adopted a model act concerning "fronting" arrangements. The model act requires reporting and prior approval of reinsurance transactions relating to these arrangements, and limits the amount of premiums that can be written under certain circumstances. No determination can be made as to whether, or in what form, such act may ultimately be adopted by any state and, the Company is therefore unable to predict whether the model act will affect its relationships with its insurers.

         State regulation requires licensing of persons soliciting the sale of workers' compensation insurance within that state. In certain states, licenses are obtained by individual agents rather than a corporate entity. The Company, or one of its employees, is licensed in 41 states, and has applied to be licensed in others. Although the Company does not believe that its activities require such licenses because it solicits through other licensed entities, it is a risk that the Company may be deemed to be making sales without a license in jurisdictions where it is not licensed, or that it would cease to maintain necessary licenses upon the departure of the employee who holds certain of such licenses.

         Acquisitions. The Company has grown substantially in recent years through the acquisition of other PEO and similar companies. A key component of the Company's growth strategy is to continue to pursue attractive acquisition opportunities. However, there can be no assurance that the Company will be able to find attractive acquisition candidates at reasonable prices or, if it does, that other potential acquirers will not compete successfully with the Company for these candidates. Also, there can be no assurance that the Company will have or be able to obtain the resources necessary to successfully make future acquisitions or to integrate acquired operations into the Company's. Because of the need to integrate acquisitions into the Company's operations and the high volume of acquisitions in 1996, the Company does not currently expect 1997 acquisition activity to be as extensive as in 1996. Any significant increase in the number of companies competing with the Company to acquire PEOs would likely increase the cost of acquisitions and thereby limit the Company's ability to grow profitably through acquisitions. In addition, although the Company attempts to thoroughly evaluate each acquisition candidate prior to an acquisition, there can also be no assurance that, once acquired, the Company will be able to integrate the acquired company with the Company's existing operations or achieve acceptable levels of revenues, profitability or productivity from the acquired company.

         In addition, because the Company generally accounts for its acquisitions using the "purchase" method of accounting, prior periods are not restated to reflect those acquisitions. Therefore, the Company's period-to-period results may vary significantly as a result of acquisitions.

         Health Care Reform Proposals. Various proposals for national health care reform have been under discussion in recent years, including proposals to extend mandatory health insurance benefits to virtually all classes of employees. Any health care reform proposal which mandated health insurance benefits based on the number of employees employed by an entity could adversely affect PEOs such as the Company, which for some purposes are deemed to employ all their clients' employees. In addition, certain reform proposals have sought to include medical costs for workers' compensation in the reform package. If such proposals increased the cost of medical payments or limited the Company's ability to control its workers' compensation costs, the Company's ability to offer competitively-priced workers' compensation coverage to its clients could be adversely affected. While the Company is unable to predict whether or in what form health care reform will be enacted, aspects of such reform, if enacted, may have an adverse effect upon the Company's medical and workers' compensation insurance programs.

         The Health Insurance Portability and Accountability Act of 1996 may increase the Company's risks relating to worksite employee health insurance programs because it extends the periods for which, and circumstances under which, an employer must allow an employee to participate in the employer's health plans. Such expanded availability may adversely affect the risk profile and claims experience of groups insured through the Company, and thereby affect the Company's premiums and the Company's retained risks under its self-insured programs.

         Tax Liabilities. As the employer of record for approximately 1,200 client companies and their 30,000 worksite employees, the Company must account for and remit payroll, unemployment and other employment-related taxes to numerous federal, state and local tax, labor and unemployment authorities, and is subject to substantial penalties for failure to do so. From time to time, the Company has received notices or challenges which may adversely affect its tax rates and payments. The Company has received a letter from the Arizona Department of Economic Security with respect to its unemployment tax rate for the year ended December 31, 1994 which, if determined adversely to the Company, would result in an amount due of approximately $500,000 (before interest and income tax effect). In addition, the Company has notices from the IRS and various states alleging late payment of payroll taxes relating to an acquired company. The penalties proposed to be assessed against the Company total approximately $470,000 for post-acquisition filings, and the penalties to be assessed against the predecessor company total approximately $390,000 for the period during which the Company performed designated management services on behalf of the predecessor. The Company believes that it has defenses to these actions, and has objected vigorously to payment of such past taxes and penalties. However, it is not possible to predict if the Company will be successful in abating these taxes and penalties, or other claims which could arise in the future. The Company would be required to record these amounts as additional expense and liability if, at any time in the future, it appeared probable that the Company would not prevail in these matters.

         Competition. The market for many of the services provided by the Company is highly fragmented, with over 2,300 PEOs currently competing in the United States. Many of these PEOs have limited operations with relatively few worksite employees, but the Company believes at least one is larger than the Company and several others approach the Company's size. The Company also competes less directly with non-PEO companies whose offerings overlap with some of the Company's PEO services, including payroll processing firms, insurance companies, temporary personnel companies and human resource consulting firms. In addition, the Company expects that as the PEO industry becomes better established, competition will increase because existing PEO firms will likely consolidate into fewer and better competitors and well-organized new entrants with greater resources than the Company, including some of the non-PEO companies described above, will enter the PEO market.

         In the stand-alone risk management/workers' compensation services area, the Company considers state insurance funds and other private insurance carriers to be its primary competition. The Company recently has experienced the effects of an increase in competition, and a general softening of the market, in the workers' compensation and benefits areas, which affects the Company's growth and margins.

         Dependence Upon Certain Officers and Key Employees. The Company is highly dependent upon the services of certain of its officers and key employees, particularly Marvin D. Brody, its Chief Executive Officer. The loss of services of any of these individuals would have a material adverse effect upon the Company. The Company does not have employment or non-competition agreements with Mr. Brody or employment agreements with certain other of these individuals.

         Volatility of Securities Prices. The market price of the Company's common stock has risen substantially since its initial public offering in August 1993, and in that time has been and may continue to be highly volatile. The market experienced particularly severe volatility in March 1997. Factors such as the Company's actual or anticipated operating results, acquisition activity, or other announcements by or about the Company or its competitors have, and may continue to have, a significant effect on the market price of the Company's securities. In addition, the Company's Common Stock is quoted on the Nasdaq National Market, which market has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the price of the Company's Common Stock without regard to the operating performance of the Company.

         Authorization of Preferred Stock. The Company's Articles of Incorporation authorize the issuance of up to 10,000,000 shares of Preferred Stock with such rights and preferences as may be determined from time to time by the Board of Directors. No shares of Preferred Stock are currently outstanding. Accordingly, under the Articles of Incorporation, the Board of Directors may, without shareholder approval, issue Preferred Stock with dividend, liquidation, conversion, voting, redemption or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. The issuance of any shares of Preferred Stock having rights superior to those of the Common Stock may result in a decrease of the value or market price of the Common Stock and could further be used by the Board as a device to prevent a change in control of the Company.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

         Financial statements required by Form 10-K are set forth at pages F-1 through F-27 hereof. Supplementary data is set forth in Note 8 thereto.

ITEM 9. - CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         Not applicable.

                                    PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

         The biographical information relating to the Company's directors included under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. The Company anticipates filing the Proxy Statement within 120 days after December 31, 1996.

ITEM 11. - EXECUTIVE COMPENSATION
---------------------------------

         The  information  under  the  heading   "Executive   Compensation"  and
"Compensation of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

         The information under the heading "Voting Securities and Principal Holders - Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

         The information under the heading "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. - EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

(a) Exhibits

         See attached Exhibit Index, which is incorporated herein by reference.

(b) Reports on Form 8-K for last quarter

         The Company filed a report on Form 8-K dated November 14, 1996 which reported under Item 2 the acquisition by the Company of substantially all of the assets of the McClary-Trapp Companies effective November 1, 1996. Financial statements were not required or filed.

         On October 29, 1996, the Company filed a report on Form 8-K dated June 22, 1996 which reported under Item 2 the acquisition by the Company of the outstanding capital stock of GCK Entertainment Services I, Inc. and Talent, Entertainment and Media Services, Inc. (together "Team"). The following financial statements were filed as part of such Form 8-K:

         a. Team Consolidated Balance Sheets as of June 22, 1996 (unaudited) and December 31, 1995.
         b. Team Consolidated Statements of Operations for the year ended December 31, 1995 and the interim periods ended June 30, 1995 (unaudited) and June 22, 1996 (unaudited).
         c.       Notes to Team Consolidated Financial Statements.
         d. The Company's Combined Pro Forma Balance Sheet for June 30, 1996 (unaudited).
         e. The Company's Combined Pro Forma Statements of Operations for June 30, 1996 (unaudited) and year ended December 31, 1995.
         f.       Notes to the Company's Pro Forma Financial Statements.

Item 8.  FINANCIAL STATEMENTS





                                      INDEX

                                                                                                            Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                                     F-2

FINANCIAL STATEMENTS
   Consolidated  Balance  Sheets - December  31, 1996 and 1995                                               F-3
   Consolidated Statements of Operations - For the Years
       Ended December 31, 1996, 1995 and 1994                                                                F-4
   Consolidated Statements of Stockholders' Equity - For the
       Years Ended December 31, 1996, 1995 and 1994                                                          F-5
   Consolidated Statements of Cash Flows - For the Years
       Ended December 31, 1996, 1995 and 1994                                                                F-6



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                   F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Employee Solutions, Inc.:


We have audited the accompanying consolidated balance sheets of EMPLOYEE SOLUTIONS, INC. (an Arizona corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Employee Solutions, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                  Arthur Andersen LLP

Phoenix, Arizona,
   March 25, 1997.

                            EMPLOYEE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

(In thousands of dollars, except share data)                                          1996          1995
                                                                                   -----------   -----------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                       $    10,980   $    14,029
   Restricted cash and investments                                                      11,500         2,743
   Accounts receivable, net                                                             34,839         7,866
   Receivables from insurance companies                                                  5,918            86
   Prepaid expenses and deposits                                                         1,258           379
   Deferred income taxes                                                                 1,156           334
                                                                                   -----------   -----------

                  Total current assets                                                  65,651        25,437

Property and equipment, net                                                              1,084           440
Deferred income taxes                                                                      539          --
Goodwill and other assets, net                                                          58,695        10,963
                                                                                   -----------   -----------

                  Total assets                                                     $   125,969   $    36,840
                                                                                   ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank overdraft                                                                  $     2,477   $     3,752
   Accrued salaries, wages and payroll taxes                                            17,586         6,681
   Accounts payable                                                                      4,078         1,114
   Accrued workers' compensation and health insurance                                    6,927         2,463
   Income taxes payable                                                                    720         2,207
   Other accrued expenses                                                                3,414           631
                                                                                   -----------   -----------

                  Total current liabilities                                             35,202        16,848
                                                                                   -----------   -----------

Deferred income taxes                                                                      111            49
                                                                                   -----------   -----------
Long-term debt                                                                          42,800          --
                                                                                   -----------   -----------
Other long-term liabilities                                                              1,349          --
                                                                                   -----------   -----------

Commitments and contingencies

Stockholders' equity
   Class A convertible  preferred  stock,  nonvoting,  no par value, 10,000,000
     shares authorized, no shares in 1996 and 1995 issued and outstanding                 --            --
   Common stock, no par value,  75,000,000 shares authorized,  30,729,433 shares issued and outstanding in 1996, and 26,747,196 shares issued and 26,652,272
     shares outstanding in 1995                                                         30,145        15,938
   Retained earnings                                                                    16,362         4,336
   Treasury stock, no shares in 1996 and 94,924 shares in 1995, at cost                   --            (331)
                                                                                   -----------   -----------

                  Total stockholders' equity                                            46,507        19,943
                                                                                   -----------   -----------
                  Total liabilities and stockholders' equity                       $   125,969   $    36,840
                                                                                   ===========   ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(In thousands of dollars, except share data)                                      1996            1995            1994
                                                                              ------------    ------------    ------------
Revenues                                                                      $    439,016    $    164,455    $     74,334
                                                                              ------------    ------------    ------------

Cost of revenues
   Salaries and wages of worksite employees                                        341,988         132,379          62,827
   Healthcare and workers' compensation                                             30,234           7,591           3,095
   Payroll and employment taxes                                                     28,640          10,705           5,146
                                                                              ------------    ------------    ------------

                  Cost of revenues                                                 400,862         150,675          71,068
                                                                              ------------    ------------    ------------

Gross profit                                                                        38,154          13,780           3,266

Selling, general and administrative expenses                                        17,310           7,183           2,297
Depreciation and amortization                                                        2,073             426             269
                                                                              ------------    ------------    ------------

                  Income from operations                                            18,771           6,171             700

Other income (expense):
   Interest income                                                                     833             296              52
   Interest expense                                                                 (1,196)            (25)             (3)
   Minority interest and other                                                          (1)            239              80
                                                                              ------------    ------------    ------------

Income before provision for income taxes                                            18,407           6,681             829

Income tax provision                                                                 6,381           2,846             450
                                                                              ------------    ------------    ------------

                  Net income                                                  $     12,026    $      3,835    $        379
                                                                              ============    ============    ============


Net income per common and common equivalent share:
     Primary                                                                  $        .37    $        .16    $        .02
                                                                              ============    ============    ============

     Fully diluted                                                            $        .37    $        .14    $        .02
                                                                              ============    ============    ============


Weighted average number of common and common equivalent shares outstanding:
     Primary                                                                    32,167,777      23,506,782      20,145,484
                                                                              ============    ============    ============

     Fully diluted                                                              32,385,735      26,430,586      20,145,484
                                                                              ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                                              Total
                                                            Preferred      Common    Retained   Treasury   Stockholders'
(In thousands of dollars, except share data)                    Stock       Stock    Earnings      Stock     Equity
                                                             --------    --------    --------   --------    --------
BALANCE, December 31, 1993                                   $      6    $  3,323    $    122   $   --      $  3,451

    Purchase of 16,000 shares of treasury stock                  --          --          --          (35)        (35)
    Issuance of 2,256,000 shares of common stock in
      connection with a private placement                        --         2,606        --         --         2,606
    Net income                                                   --          --           379       --           379
                                                             --------    --------    --------   --------    --------
BALANCE, December 31, 1994                                          6       5,929         501        (35)      6,401

    Issuance of 5,060,000 shares of common stock in
      connection with conversion of preferred stock                (6)          6        --         --          --
    Issuance of 3,887,200 shares of common stock in
      connection with exercise of underwriter and IPO
      warrants                                                   --         7,142        --         --         7,142
    Issuance of 1,305,308 shares of common stock in
      connection with exercise of other warrants and stock
      options                                                    --           981        --         --           981
    Acquisition of 78,924 shares of treasury stock through
      collection of receivables from officers/directors          --          --          --         (296)       (296)
    Issuance of 799,448 shares of common stock
      in connection with acquisitions                            --         1,613        --         --         1,613
    Tax benefit related to the exercise of stock options         --           267        --         --           267
    Net income                                                   --          --         3,835       --         3,835
                                                             --------    --------    --------   --------    --------
BALANCE, December 31, 1995                                       --        15,938       4,336       (331)     19,943

    Cancellation of Treasury Stock                               --          (331)       --          331        --
    Issuance of 701,000 shares of common stock in
      connection with acquisitions                               --         4,274        --         --         4,274
    Issuance of 1,968,161 shares of common stock in
      connection with exercise of other warrants and stock
      options                                                    --         7,786        --         --         7,786
    Acquisition of 7,850 shares of common stock through
      collection of receivables from officers/directors          --          (157)       --         --          (157)
    Tax benefit related to the exercise of  stock options        --         2,635        --         --         2,635
    Net income                                                   --          --        12,026       --        12,026
                                                             --------    --------    --------   --------    --------
BALANCE, December 31, 1996                                   $   --      $ 30,145    $ 16,362   $   --      $ 46,507
                                                             ========    ========    ========   ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(In thousands of dollars)                                         1996         1995         1994
                                                               ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                                $ 408,424    $ 162,137    $  74,473
   Cash paid to suppliers and employees                         (405,606)    (155,066)     (73,713)
   Interest received                                                 833          279           42
   Interest paid                                                  (1,196)         (25)          (3)
   Income taxes paid, net of refunds                              (5,772)      (1,046)         (87)
                                                               ---------    ---------    ---------

         Net cash (used in) provided by operating activities      (3,317)       6,279          712
                                                               ---------    ---------    ---------



CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                               (702)        (238)        (189)
   Business acquisitions                                         (37,251)        (961)         (27)
   Cash invested in restricted cash and investments               (8,757)      (1,372)      (1,361)
   Issuance of notes receivable, net                                (189)         383         (360)
   Other, net                                                       --              3         (447)
                                                               ---------    ---------    ---------

         Net cash used in investing activities                   (46,899)      (2,185)      (2,384)
                                                               ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                       42,800         --           --
   Proceeds from issuance of common stock                          7,786        8,123        2,606
   Payment of deferred loan costs                                   (515)        --           --
   Decrease in bank overdraft and other                           (2,904)        (136)         (35)
                                                               ---------    ---------    ---------


         Net cash provided by financing activities                47,167        7,987        2,571
                                                               ---------    ---------    ---------

Net increase (decrease)  in cash and cash equivalents             (3,049)      12,081          899

CASH AND CASH EQUIVALENTS, beginning of year                      14,029        1,948        1,049
                                                               ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of year                         $  10,980    $  14,029    $   1,948
                                                               =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (CONTINUED)

                                                                 1996        1995        1994
                                                               --------    --------    --------
RECONCILIATION OF NET INCOME TO NET CASH (USED IN)
   PROVIDED BY OPERATING ACTIVITIES:
     Net income                                                $ 12,026    $  3,835    $    379
                                                               --------    --------    --------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH (USED IN )
   PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization                                2,073         426         269
     Miscellaneous non-cash charges                                --          (193)        (77)
     Tax benefit from stock options                               2,635         267        --
     (Increase) decrease in accounts receivable, net            (24,760)     (2,249)        186
     Increase in insurance company receivables                   (5,832)        (86)       --
     Increase in prepaid expenses and deposits                     (736)       (183)        (17)
     Increase in deferred income tax assets                        (601)       (275)        (42)
     Decrease (increase) in other assets                         (2,532)        (17)         26
     Increase (decrease) in accrued salaries,
          wages and payroll taxes                                10,905       1,319        (160)
     Increase in accrued workers' compensation
          and health insurance                                    4,464         676         287
     Increase (decrease) in other long term liabilities           1,349         (39)       (261)
     (Decrease) increase in accounts payable                     (2,038)        599         113
     (Decrease) increase in income taxes payable                 (1,487)      1,776         392
     Increase (decrease) in other accrued expenses                1,155         404        (397)
     Increase in deferred income tax liabilities                     62          19          14
                                                               --------    --------    --------

                                                                (15,343)      2,444         333
                                                               --------    --------    --------

         Net cash (used in) provided by operating activities   $ (3,317)   $  6,279    $    712
                                                               ========    ========    ========



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the years ended December 31, 1996 and 1995, certain notes receivable from officers/directors were repaid with the Company's common stock owned by these individuals in the amount of $157,000 and $296,000, respectively.

In connection with business acquisitions during 1996 and 1995, the Company assumed net liabilities of $5,478,000 and $5,385,000 and issued $4,274,000 and $1,613,000 of common stock, respectively.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994




(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Nature of Corporation

Employee Solutions, Inc. (together with its subsidiaries, "ESI" or the "Company") is a leading professional employer organization (PEO) providing employers throughout the United States with comprehensive employee payroll, human resources and benefits outsourcing services. The Company's integrated outsourcing services include payroll processing and reporting, human resources administration, employment regulatory compliance management, risk management/workers' compensation services, retirement and health care programs, and other products and services provided directly to worksite employees. At December 31, 1996, ESI serviced approximately 1,200 client companies with approximately 30,000 worksite employees in 46 states.

The Company began in 1995 to offer employers stand-alone risk management/workers' compensation services. At December 31, 1996, this program covers an additional approximately 13,500 workers employed by approximately 64 employers.

The Company conducts its business on a national scale across many industries and is not concentrated to any material extent within a single local market or industry, although the transportation industry, at approximately 33%, represents the largest concentration of worksite employees.

         Principles of Consolidation

The consolidated financial statements include the activities of Employee Solutions, Inc. and its wholly owned subsidiaries from their respective acquisition dates. All acquisitions were accounted for as purchases. All significant intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified from prior years to conform with current year presentation.

         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The nature of the Company's business requires significant estimates to be made in the areas of workers' compensation reserves and revenue recognized for retrospectively rated policies. The actual results of these estimates may be unknown for a period of years. Actual results could differ from those estimates.

         Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less. All cash equivalents are invested in high quality investment grade instruments, such as U.S. Treasury securities, at December 31, 1996 and 1995, and are stated at cost which approximates fair market value. For purposes of the statements of cash flows, investments with an original maturity of less than 90 days are considered cash equivalents. Substantially all cash and cash equivalents, including restricted cash and investments, are not insured at December 31, 1996.

         Restricted Cash and Investments

The Company's risk management/workers' compensation programs with its "fronting" carriers required $11,500,000 and $2,743,000 at December 31, 1996 and 1995,
respectively, to be held in a restricted account for payment of future claims, and future capitalization of Camelback Insurance, Ltd. (Camelback), the Company's wholly owned off-shore captive insurance company. Such restricted cash and investments have been calculated by the Company's carriers based on estimates of the future growth in the Company's business and ultimate losses on such business. For this purpose, ultimate losses are actuarially determined by the carriers utilizing industry-wide data which may not reflect the Company's historical or expected ultimate losses. Restricted investments consist of U.S. Treasury and other short term corporate debt securities, purchased in accordance with the Company's investment policy guidelines, with varying maturities to coincide with expected liquidity requirements to meet future anticipated claims, and are accounted for in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Investments in Certain Debt and Equity Securities. At December 31, 1996, the Company maintained approximately $8,666,000 of investments with maturities between 90 days and one year, respectively. These securities are considered available for sale and, accordingly, are recorded at market value. The difference between historical cost and market value was not material.

         Insurance Company Receivables

The Company's risk management/workers' compensation services program is conducted via fronting arrangements with insurers. At December 31, 1996 and 1995, the Company had receivables from its fronting companies of $5,918,000 and $86,000, respectively. Such amounts consist of the difference between cash advanced to the insurance companies based on estimates of administrative fees, excess reinsurance and premium taxes and the actual expenses incurred and paid by the insurer on behalf of the Company.

         Accounts Receivable/Revenue Recognition

Revenue is recognized as services are performed. The following table presents a summary of the Company's accounts receivable.

--------------------------------------------------------------------------------

                                                                    December 31,
                                                       -------------------------
(In thousands of dollars)                                  1996            1995
                                                       --------        --------

Trade accounts receivable                              $ 17,306        $  3,091
Unbilled salary and wage accruals                        14,544           4,187
Unbilled stand alone premium revenue                        618             183
Other                                                     3,001             620
Allowance for estimated
     uncollectible receivables                             (630)           (215)
                                                       --------        --------
Total accounts receivable, net                         $ 34,839        $  7,866
                                                       ========        ========

--------------------------------------------------------------------------------

Contractual payment terms extended to customers on stand alone workers' compensation policies are generally less than the expected annual policy premium, resulting in unbilled revenues. Unbilled revenues become billed upon completion of final policy audits.

At December 31, 1996 and 1995, receivables from related parties included in the above totals were $3,287,000 and $1,227,000, respectively.

         Credit Risk

The Company conducts only a limited credit investigation prior to accepting most new clients and thus may encounter collection problems which could adversely affect its cash flow. The nature of the Company's business is such that a small number of client credit failures could have an adverse effect on its business and financial condition.

         Property and Equipment

Property and equipment primarily consists of office furniture and equipment and is recorded at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets which range from three to five years. Maintenance and repairs that neither materially add to the value of the property, nor appreciably prolong its life, are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Property and equipment is net of accumulated depreciation of $440,000 and $180,000 at December 31, 1996 and 1995, respectively.

         Goodwill and Other Assets

Included in goodwill and other assets is $55,756,000 and $10,230,000 at December 31, 1996 and 1995, respectively, representing the unamortized cost of goodwill. Goodwill represents the excess of the purchase price paid over the fair market value of the net assets acquired. As of December 31, 1996, goodwill of $27,198,000 is being amortized over 30 years, $26,365,000 over 15 years and $2,193,000 over shorter periods. The Company periodically assesses goodwill for impairment using the criteria of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

Goodwill and other assets are net of accumulated amortization of $2,457,000 and $656,000 at December 31, 1996 and 1995, respectively.

Also included in goodwill and other assets at December 31, 1996 is $2.9 million representing estimated unbilled stand alone workers' compensation premium due from one customer for the first year of a two-year policy. Approximately $2.6 million was billed and collected from this customer in 1996.

          Bank Overdraft

Bank overdraft represents outstanding checks in excess of cash on hand at the applicable bank. Historically, these checks are covered when presented for payment through collection of accounts receivable.

         Accrued Workers' Compensation and Health Insurance

The Company offers partially self-insured health programs through arrangements with Nationwide Life Insurance Company ("Nationwide") and John Alden Life Insurance Company ("Alden"), and a self-insured program through an arrangement with Provident Life & Accident Insurance Company ("Provident"), in addition to its fully insured medical plans. Pursuant to the arrangements with Nationwide and Alden, the Company is responsible for deductibles of $100,000 and $75,000 per covered individual per year, respectively. Under the Provident program the maximum policy coverage is $100,000 per covered individual per year, for which the Company is responsible. Effective January 1, 1997, the deductible for the Nationwide program was decreased to $75,000. The Company's aggregate liability limit under the Nationwide program is based upon covered lives as of the beginning of each month during the calendar year, and is calculated at 125% of the expected claims amount. The Alden plan has no stop-loss claim limit.

Prior  to  June  1,  1994  the  Company  covered  its  risk  management/workers'
compensation obligations with fully insured policies issued by multiple carriers. From June 1, 1994, to May 31, 1995, coverage was provided through policies issued by the American International Group ("AIG") and Reliance National Indemnity Company ("Reliance"). The Company received approval in 1994 to form Camelback. Camelback was activated in May 1995. Effective June 1, 1995, the Company began conducting substantially all of its risk management/workers' compensation program through Camelback in coordination with Reliance. Under these policies, which provide first dollar coverage to the employees of the Company, its subsidiaries and the Company's clients, the Company is responsible for the first $250,000 per occurrence, with no aggregate to limit the Company's liability.

Individual risk management/workers' compensation claims in excess of $250,000 and up to the statutory limits of the states where the Company operates are the responsibility of Reliance. The Company's prior arrangements with AIG were structured in a manner similar to its current arrangements with Reliance. While the retention of the first $250,000 of individual workers' compensation claims and the capital requirements resulting from the establishment of Camelback are intended to enhance profitability, these actions increase the Company's exposure to risk from workers' compensation claims.

To meet growing needs of the Company's business and to lessen its dependence on Reliance, on August 1, 1996 the Company entered into an arrangement with Legion Insurance Company (Legion), on substantially the same terms as the Reliance program except that the Company is responsible for the first $350,000 per occurrence with no aggregate to limit the Company's liability. The Company is in the process of establishing a second captive insurance company for the Legion program. Until such captive is formed and activated, loss funds, recorded as restricted cash and investments under the Reliance program, are held by Legion for the Company's benefit and are included in receivables from insurance companies in the amount of $3,157,000 at December 31, 1996.

To further reduce its potential liability, the Company has secured Accidental Death and Dismemberment insurance from an insurance affiliate of the Chubb Group of Insurance Companies that covers losses up to $500,000 (increased from $250,000 in July 1996, to obtain a net reduction in excess reinsurance costs) for certain types of serious claims and maintains umbrella coverage for certain liabilities (other than losses resulting from workers' compensation claims) which the Company may incur in connection with its administration of its risk management/workers' compensation program.

The Company recognizes a liability for partially self insured and self insured health insurance and workers' compensation insurance claims at the time a claim is reported to the Company by the third party administrator. The third party administrator establishes the initial claim reserve based on information relating to the nature and severity and the cost of similar claims. The Company provides for claims incurred, but not reported, based on industry-wide data and the Company's past claims experience through consultation with third party actuaries. The liability recorded may be more or less than the actual amount of the claims when they are submitted and paid. Changes in the liability are charged or credited to operations as the estimates are revised.

         Income Taxes

The Company files a consolidated federal income tax return. Consolidated or combined state tax returns are filed in certain states.

Deferred income taxes arise from temporary differences resulting from certain revenue and expense items reported for financial accounting and tax reporting purposes in different periods. Reductions in current income taxes payable related to disqualifying dispositions of qualified stock options and the exercise of non-qualified stock options are credited to common stock.

         Net Income Per Common and Common Equivalent Share

The Company used the modified treasury stock method prescribed by Accounting Principles Board Opinion No. 15 to compute net income per share in 1995 and 1994 since the number of warrants and options outstanding were in excess of 20% of common shares issued and outstanding. The Company used the treasury stock method to compute net income per share in 1996. The computation of adjusted net income and weighted average common and common equivalent shares used in the calculation of income per common share is as follows:

-------------------------------------------------------------------------------------------------------------------

     (In thousands of dollars, except share data)
                                                          1996                      1995                       1994
                                      ------------------------  ------------------------  -------------------------
                                                         Fully                     Fully                      Fully
                                          Primary      Diluted      Primary      Diluted      Primary       Diluted
                                      -----------  -----------  -----------  -----------  -----------   ----------
     Weighted average of
     common shares outstanding         30,224,357   30,224,357   22,391,616   22,391,616   15,085,484    15,085,484

     Weighted average Class A
     preferred stock assumed
     converted                            N/A           N/A             N/A          N/A    5,060,000     5,060,000

     Dilutive effect of options
     and warrants outstanding           1,943,420    2,161,378    1,115,166    4,038,970          --            --
                                      -----------  -----------  -----------  -----------  -----------   ----------

     Weighted average of common
     and common equivalent
     shares                            32,167,777   32,385,735   23,506,782    26,430,586  20,145,484    20,145,484
                                      ===========  ===========  ===========   ===========  ==========   ===========

     Net income                       $    12,026  $    12,026  $     3,835  $     3,835  $       379   $       379

     Adjustments to net income                 --           --         (135)        (135)         --            --
                                      -----------  -----------  -----------  -----------  -----------   ----------

     Adjusted net income for
     purposes of the income per
     common share calculation         $    12,026  $    12,026  $     3,700  $     3,700  $       379   $       379
                                      ===========  ===========  ===========  ===========  ===========   ===========

     Net income per common and
     common equivalent share          $      0.37  $      0.37  $      0.16  $      0.14  $      0.02   $      0.02
                                      ===========  ===========  ===========  ===========  ===========   ===========

-------------------------------------------------------------------------------------------------------------------

Adjustments to 1995 net income reflect the  amortization of contingent  goodwill
relating  to  the  Employment  Services  of  Michigan,   Inc.  and  Hazar,  Inc.
acquisitions (see Note 9).

The effect of the modified treasury stock method on 1994 was antidilutive and therefore had no impact on the computation.

         Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions set forth below for the Company's financial instruments are made solely to comply with the requirements of SFAS 107 and should be read in conjunction with the financial statements and notes.

These calculations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein does not represent, and should not be construed to represent, the underlying value of the Company.

The following table presents a summary of the Company's financial instruments, as defined by SFAS 107:

------------------------------------------------------------------------------------------------------------------

                                                                                                      December 31,
                                               -------------------------------------------------------------------
     (In thousands of dollars)                                          1996                                  1995
                                               -----------------------------       -------------------------------
                                                  Carrying         Estimated          Carrying           Estimated
                                                    amount        fair value             amount         fair value
Financial Assets
Cash and cash equivalents                      $    10,980      $     10,980       $     14,209      $      14,209
Restricted cash and investments                     11,500            11,500              2,743              2,743
Other financial assets, primarily
    accounts receivable                             43,696            43,657              8,685              8,685

Financial Liabilities

Bank overdraft                                       2,477             2,477              3,752              3,752
Long-term debt                                      42,800            42,800                 --                 --
Other financial liabilities, primarily
    accounts payable                                33,354            33,354             10,889             10,899

------------------------------------------------------------------------------------------------------------------

Financial instruments other than long-term debt approximate fair value because of their short-term duration. Long-term debt approximates fair value because of the variable interest rate.

(2)      COMMON STOCK SPLITS:

 On December 18, 1995, and June 26, 1996 the Board of Directors authorized two-for-one common stock splits, effected in the form of 100% stock dividends, effective on January 16, 1996 and July 26, 1996 respectively, to shareholders of record at the close of business on January 2, 1996 and July 12, 1996. In this report, all per share amounts and numbers of shares, including options and warrants, have been restated to reflect these stock splits.



(3)   EMPLOYEE BENEFITS:

The Company maintains two money purchase pension plans which are available to those clients who wish to participate. Contributions to the plans are either seven and one-half percent or ten percent of each eligible employee's compensation, depending upon which plan the employee is covered by. The Company funds both plans on a monthly basis.

One of the Company's subsidiaries is party to several union contracts whereby benefits are provided to employees through Multiple Employer Pension Plans. In connection with the acquisition of this subsidiary in 1996, the Company assumed certain contingent liabilities for the funding of various pension plans that could materialize if a significant decrease in contribution units as defined in the various contracts were to occur. The Company has recorded a liability of approximately $1.8 million based on information provided to the Company from the various plans.



(4)   LEASE COMMITMENTS:

The Company leases office space under non-cancelable operating lease agreements. Future minimum lease payments due under such agreements are as follows:

--------------------------------------------------------------------------------

(In thousands of dollars)
              Years Ending
               December 31,                     Amount
               ------------                     ------

                      1997                    $   1,117
                      1998                        1,316
                      1999                        1,160
                      2000                        1,099
                      2001                        1,052
               Later years                        2,360
                                              ---------
                     Total                    $   8,104
                                              =========

--------------------------------------------------------------------------------

Rental expense under all leases was $734,000, $162,000, and $150,000 in 1996, 1995 and 1994, respectively.

(5)   INCOME TAXES:

The components of the provision for income taxes for the years ended December 31, 1996, 1995 and 1994 were as follows:

--------------------------------------------------------------------------------

(In thousands of dollars)                     1996          1995          1994
                                            -------       -------       -------

    Current                                 $ 6,935       $ 3,102       $   478
    Deferred                                   (554)         (256)          (28)
                                            -------       -------       -------

    Income tax provision                    $ 6,381       $ 2,846       $   450
                                            =======       =======       =======

--------------------------------------------------------------------------------

Income tax expense differs from the amount computed using the statutory federal income tax rate due to the following:

--------------------------------------------------------------------------------

(In thousands of dollars)                         1996        1995        1994
                                                 -------     -------     -------

    Income tax expense at
      statutory rate                             $ 6,442     $ 2,272     $   282
    Non-deductible goodwill amortization             197          73          60
    Non-deductible per diem
      and other expenses                              41          85          38
    State taxes, net of federal benefit              179         429          70
    Change in estimate related to 1995
        state taxes                                 (430)       --          --
    Other                                            (48)        (13)       --
                                                 -------     -------     -------

    Income tax provision                         $ 6,381     $ 2,846     $   450
                                                 =======     =======     =======

--------------------------------------------------------------------------------

Deferred tax assets and liabilities are comprised of the following temporary differences at December 31:

--------------------------------------------------------------------------------

                                              1996                          1995
                         -------------------------    --------------------------
                                        Long-term
                         Current           Assets     Current          Long-term
(In thousands of dollars) Assets     (Liabilities)     Assets      (Liabilities)
                          ------     ------------      ------      -------------

Depreciation and
    amortization          $   --     $       (111)     $   --      $        (22)
Reserves not deductible
 for tax purposes          1,130              539         334                --
Other, net                    26               --          --               (27)
                          ------     ------------      ------      -------------

                          $1,156     $        428      $  334      $        (49)
                          ======     ============      ======      =============

--------------------------------------------------------------------------------

(6)   LONG-TERM DEBT:

On August 1, 1996, the Company entered into a three year $35 million revolving credit facility for the purposes of acquisition financing, working capital and general corporate purposes. The revolving credit facility provides for various borrowing rate options including borrowing rates based on a fixed spread of 25 basis points over prime or 250 basis points over the London Interbank Offered Rate (LIBOR). The Company pays a commitment fee of 3/8% on the unused portion of the line. Total costs incurred in obtaining this facility were approximately $400,000 and are being amortized over the life of the facility. The line matures on August 1, 1999. The principal loan covenants are as follows as defined in the agreement: current ratio of at least 1.4 to 1; total liabilities to net worth of not more than 2 to 1; total funded debt to earnings before taxes, depreciation and amortization of not more than 2 to 1. Certain acquisitions are limited without the lender's approval. The facility is secured by substantially all of the Company's assets.

In October, 1996 the Company increased the line of credit by $10.0 million to $45.0 million in anticipation of additional acquisition financing. Costs related to such increase were approximately $100,000 and are being amortized over the remaining life of the facility. Subsequent to year end, the line was increased to $60 million. Additional costs of $150,000 will be amortized over the remaining life of the loan. Commencing February 1, 1998, the commitment will be reduced by $3 million every three months until the scheduled maturity date.

As a subfeature of the revolving credit facility, on December 31, 1996, an irrevocable and unconditional Letter of Credit was established in the amount of $1 million, with scheduled increases to a total amount of $2 million on May 1, 1997, expiring on September 5, 1997. The letter of credit will be automatically extended unless the beneficiary is notified 30 days prior to the expiration date, provided that the expiration date cannot be subsequent to the maturity date of the revolving credit facility. The undrawn amount of the letter of credit is reserved under the revolving credit facility and not available for borrowing.

Since the loan was funded on August 1, 1996, through December 31, 1996, the average principal amount outstanding has been $34.0 million and the weighted-average interest rate has been 8.24%. As of December 31, 1996, the outstanding balance was $42.8 million and the weighted-average interest rate was 8.50%.



 (7)  STOCKHOLDERS' EQUITY:

         Preferred Stock

On April 12, 1995, each of the 1,265,000 outstanding shares of Class A convertible preferred stock were converted into four shares of common stock. These preferred shares were considered converted in the 1994 earnings per share calculations because the Company achieved the earnings target in 1994 which allowed the shares to be converted.

         Warrants

Warrant activity in 1994, 1995 and 1996 was as follows:

--------------------------------------------------------------------------------

                                                              Weighted-
                                                   Number     average Exercise
                                              of Warrants     Price
                                              -----------     -----------

Outstanding at December 31, 1993                5,179,240         $  1.64

Granted                                         2,816,000            2.30
                                              -----------
Outstanding at December 31, 1994                7,995,240            1.87

Granted                                           320,000            2.23
Exercised                                      (4,979,200)           1.62
Canceled                                              (40)           1.88
Canceled and replaced with options               (400,000)           2.13
                                              -----------
Outstanding at December 31, 1995                2,936,000            2.32

Exercised                                      (2,816,000)           2.33
                                              -----------

Outstanding at December 31, 1996                  120,000            1.88
                                              ===========

--------------------------------------------------------------------------------

The number of warrants exercisable were 120,000, 2,936,000 and 7,595,240 at December 31, 1996, 1995 and 1994, respectively. The remaining outstanding warrants expire on January 2, 1999.

         Stock Option Plans

The Company has a 1993 Stock Option Plan and a 1995 Stock Option Plan. The plans are administered by the Compensation Committee of the Company's Board of Directors, and certain employees are eligible to participate in the plans and receive incentive stock options and/or non-statutory options. In addition, all consultants are eligible to participate in the plans and receive non-statutory options. Options granted may be either "incentive stock options," within the meaning of Section 422A of the Internal Revenue Code, or nonqualified stock options.

The total number of options made available and reserved for issuance under the 1993 and 1995 Plans are 1,200,000 and 3,500,000, respectively. The Company has granted options on 1,116,660 shares and 2,770,579 shares, respectively, through December 31, 1996. Under both plans the option exercise price equals the stock's market price on the date of grant. No compensation expense was recorded for the stock options under the 1993 or 1995 Plans in the accompanying financial statements as the Company has elected to retain the accounting prescribed under

Accounting Principles Board Opinion No. 25 (APB 25). Employee stock options generally become fully exercisable over three years from the grant date and generally have terms for up to five years. Upon termination of employment, the option period is reduced or the options are canceled.

The following table is a summary of the Company's 1993 and 1995 Stock Option Plan activity and related information for the three years ended December 31, 1996:

--------------------------------------------------------------------------------

                                                                       Weighted-
                                                                         average
                                                   Number               Exercise
                                               of Options                  Price
                                               ----------             ----------
     Outstanding at December 31, 1993             550,000             $     1.08

     Granted                                      400,000                   2.32
     Canceled                                     (20,000)                  1.24
                                               ----------
     Outstanding at December 31, 1994             930,000                   1.61

     Granted                                    2,405,000                   2.74
     Exercised                                   (213,308)                   .84
     Canceled                                    (400,004)                  2.35
                                               ----------
     Outstanding at December 31, 1995           2,721,688                   2.56

     Granted                                      982,579                  15.38
     Exercised                                   (560,161)                  2.22
     Canceled                                     (30,336)                 10.07
                                               ----------
     Outstanding at December 31, 1996           3,113,770                   6.59
                                               ==========


     Outstanding options exercisable as of:
       December 31, 1994                          626,668
       December 31, 1995                          859,160
       December 31, 1996                          791,843

       Available for future grants
       at December 31, 1996                       812,761

--------------------------------------------------------------------------------

The following table is a summary of selected information for the Company's compensatory stock option plans:

--------------------------------------------------------------------------------

                                                               December 31, 1996
                               -------------------------------------------------

                                    Weighted-
                                      average                          Weighted-
                                    Remaining                            average
                                  Contractual                           Exercise
                               Life (in yrs.)        Number                Price
                               --------------        ------            ---------

RANGE OF EXERCISE PRICES
1993 Stock Option Plan
$1.24 -  $3.31
     Options outstanding                  3.0        557,852           $    2.66
     Options exercisable                             270,511                2.25

1995 Stock Option Plan
$2.13 -  $4.3125
     Options outstanding                  4.7      1,593,339                2.67
     Options exercisable                             516,332                2.62

$10.50 -  $21.88
     Options outstanding                  4.7        962,579               15.37
     Options exercisable                               5,000               14.50

--------------------------------------------------------------------------------

The weighted-average fair value of options granted under the 1993 and 1995 Stock Option Plans was $6.10 and $1.07 for 1996 and 1995, respectively.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This Statement establishes a new fair value based accounting method for stock-based compensation plans and encourages (but does not require) employers to adopt the new method in place of the provisions of APB 25.
Companies may continue to apply the accounting provisions of APB 25 in determining net income; however, they must apply the disclosure requirements of SFAS 123 for all grants issued after 1994. The Company elected to continue to apply the provisions of APB 25 in accounting for the employee stock option plans described. Accordingly, no compensation cost has been recognized for stock options granted under the 1993 or 1995 Stock Option Plans.

Had compensation cost for these employee stock plans been determined based on the new fair value method under SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

---------------------------------------------------------------------------------------------------------------------------

(In thousands of dollars, except per share data)                                   Year ended December 31,
                                                              --------------------------------------------
                                                                            1996                      1995
Net Income:
       As Reported                                                     $ 12,026                  $ 3,835
       Pro Forma                                                         13,233                    3,256

Primary EPS:
       As Reported                                                          .37                      .16
       Pro Forma                                                            .41                      .13

Fully Diluted EPS:
       As Reported                                                          .37                      .14
       Pro Forma                                                            .41                      .12

---------------------------------------------------------------------------------------------------------------------------

The pro forma amounts noted above only reflect the effects of stock-based compensation grants made after 1994. Because stock options are granted each year and generally vest over three years, these pro forma amounts may not reflect the full effect of applying the (optional) fair value method established by SFAS 123 that would be expected if all outstanding stock option grants were accounted for under this method and may not be representative of amounts in future years.

The fair value of each option grant is estimated based on the date of grant using the Black-Scholes options pricing model. The following weighted-average assumptions were used for grants in 1996 and 1995: risk-free interest rate of 5.98%; expected dividend yield of 0%; expected lives of 2 years; expected volatility of 67%.

(8)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED):


The following table presents summary unaudited quarterly financial data from the Company's consolidated statements of operations:

---------------------------------------------------------------------------------------------------------------------------

Quarter ended
(In thousands of dollars, except share data)         March 31,      June 30,   September 30, December 31,
     1996
     Revenues                                      $    73,934   $    91,008   $   125,238   $   148,836
     Gross profit                                        7,669         8,826        12,374         9,285
     Net income                                          2,352         3,116         4,246         2,312
     Net income per share
        Primary                                            .07           .10           .13           .07
        Fully diluted                                      .07           .10           .13           .07
     Weighted-average shares
        Primary                                     32,048,552    32,564,993    33,020,742    32,770,684
        Fully diluted                               32,262,830    32,564,993    33,043,173    32,784,871

     1995
     Revenues                                      $    28,800   $    29,159   $    33,436   $    73,060
     Gross profit                                        1,826         2,633         3,627         5,694
     Net income                                            310           691         1,205         1,629
     Net income per share
        Primary                                            .01           .03           .05           .06
        Fully diluted                                      .01           .03           .05           .05
     Weighted-average shares
        Primary                                     21,101,948    21,101,948    26,226,280    27,799,146
        Fully diluted                               21,101,948    21,101,948    26,226,280    28,882,526

---------------------------------------------------------------------------------------------------------------------------


(9)   ACQUISITIONS:

         Acquisition of Employment Services of Michigan, Inc.

The Company purchased all of the outstanding capital stock of Employment Services of Michigan, Inc., a transportation PEO, effective January 1, 1995. Once acquired by the Company, Employment Services of Michigan, Inc. was renamed Employee Solutions - Midwest, Inc. ("ESM"). The purchase price has been paid in the form of the Company's unregistered common stock, valued at the average of the NASDAQ daily closing prices during the 1995 calendar year less a discount of 35% for lack of marketability of the unregistered shares. Pursuant to the purchase agreement, as amended, the consideration for the stock of ESM included 799,448 shares of the Company's common stock valued at an average price of $2.01 per share ($3.10 per share less the 35% discount) for a total purchase price of approximately $1,612,000, plus acquisition costs of $22,000. The excess of purchase price over net assets acquired was $1,634,000 of which $1,584,000 has been recorded as goodwill.

         Acquisition of Hazar, Inc.

On October 2, 1995, the Company completed the acquisition of the principal assets of Hazar, Inc. and certain of its subsidiaries (collectively Hazar) for $7.0 million plus $50,000 for fixed assets. The purchase price was paid in cash and by the assumption of certain liabilities. The Company acquired Hazar through ESI America, Inc. (ESI America) a newly formed wholly owned subsidiary. For several months prior to the purchase, the Company provided workers' compensation coverage to Hazar.

In conjunction with the Hazar acquisition, the Company received an option to purchase a related entity for $400,000 which was exercised on May 20, 1996. This acquisition was for the principal assets of Employer Sources, Inc. (formerly known as LMS), a California based PEO. The Company acquired Employer Sources through Employee Solutions of California, Inc. Prior to the purchase, the Company provided management and risk management/workers' compensation services to Employer Sources.

In 1996, the Company completed its purchase accounting and quantified certain assumed liabilities previously thought to be the responsibility of the seller. The total purchase price for all Hazar related entities including acquisitions costs is $9.6 million.

Hazar and LMS were PEO's which, together with some of their subsidiaries, have been operating under the protection of the federal bankruptcy laws. The acquisition increased the number of the Company's worksite employees and expanded the Company's geographic reach to key markets in California, New York, New Jersey, Massachusetts, New Hampshire, Rhode Island and Illinois.

         Acquisition of Employee Solutions-East, Inc. (ESEI)

Effective January 1, 1996, the Company completed its acquisition of ESEI. The base purchase price consists of 648,000 shares of the Company's unregistered common stock, including certain registration rights as to these shares, valued as of the effective date of the transaction at $5.53 per share ($8.50 less a 35% discount for the lack of marketability of the unregistered shares) for a total purchase price of $3.6 million plus acquisition costs of $94,000. The excess purchase price over net assets acquired, was $3,674,000 which has been recorded as goodwill. The former owner serves as ESEI's president pursuant to an employment agreement which, as amended, provides for the payment of commissions based on employee-leasing business placed through ESEI after the effective date of acquisition. ESEI's president had previously received options to acquire 400,000 shares of the Company's common stock at an exercise price of $2.13 per share (the fair market value on the date of grant) which expire through November 10, 2004, and which, among other terms and conditions, become exercisable in November 1999 subject to continued employment. ESEI's president was elected to the Company's board of directors in 1995 and has served as its vice president of sales since April 1995.

         Ashlin Transportation Services, Inc.

On June 1, 1996, the Company completed the acquisition of the principal assets of Ashlin Transportation Services, Inc. ("Ashlin"), an Indiana based employee leasing company specializing in the transportation industry. The Company acquired the assets of Ashlin through ESI-Midwest, Inc. For approximately five months prior to the purchase, the Company provided risk management/workers' compensation coverage to Ashlin. The purchase price was paid in cash and assumed liabilities for a total purchase price of approximately $1.4 million.

         Acquisition of TEAM Services

On June 22, 1996, the Company completed the purchase of all of the outstanding capital stock of GCK Entertainment Services I, Inc. and Talent, Entertainment and Media Services, Inc. (collectively, "TEAM Services"). TEAM Services is a Burbank, California based company specializing in leasing commercial talent, musicians and recording engineers to the music and advertising segments of the entertainment industry. In connection with the acquisition, the Company assumed net liabilities of approximately $825,000 which were recorded as goodwill and are being amortized over a 15 year life. The purchase price will be the sum of the net liabilities assumed at closing plus four times (4X) total TEAM Services' pre-tax income for the twelve month period ending June 30, 1999. Additional purchase price, if any, will be paid in the form of the Company's unregistered common stock. The unregistered shares are entitled to certain piggyback and demand registration rights. Based on current earnings of TEAM Services, no additional purchase price will be required and, accordingly, any contingent purchase price has not been considered in the earnings per share calculation for 1996.

         Acquisition of Leaseway Personnel Corporation

On August 1, 1996, the Company completed the acquisition of the principal assets of Leaseway Personnel Corporation and Leaseway Administrative Personnel, Inc. (collectively, "Leaseway") for approximately $24 million in cash, plus deferred acquisition costs of approximately $250,000. The Company acquired the assets of Leaseway through Logistics Personnel Corp. ("LPC", formerly, Employee Solutions of Florida, Inc.), a wholly owned subsidiary. Logistics Personnel Corp. is an employee leasing company providing permanent and temporary private carriage truck drivers, as well as non-driver employees, including warehouse workers, mechanics, dispatchers, and administrative personnel to approximately 180 clients in 41 states.

         Acquisition of The McClary-Trapp Companies

On November 1, 1996, the Company completed the acquisition of the principal assets of the McClary-Trapp Companies for approximately $10.6 million. The purchase price has been paid in the form of cash, assumed liabilities, and the Company's unregistered common stock, valued at the average closing price on the NASDAQ National Market for the month ended October 31, 1996, less a discount of 35% for lack of marketability of the unregistered shares. Pursuant to the purchase agreement, the consideration for the assets of McClary-Trapp included 53,000 shares of the Company's unregistered common stock (which carries certain registration rights) valued at an average price of $13.09 per share ($20.14 per share less the 35% discount) plus cash in the amount of $9.4 million and assumed liabilities. The excess of purchase price over net assets acquired was $10,871,000 of which $10,498,000 has been recorded as goodwill. McClary-Trapp Companies lease approximately 2,000 worksite employees with a client base consisting primarily of light industrial, transportation and service companies.

         Unaudited Pro Forma Financial Information

The following unaudited pro forma combined financial data gives effect to the combined historical results of operations of the Company, ESI America, TEAM Services and LPC for the years ended December 31, 1996 and 1995, and assumed that the acquisitions had been effective as of the beginning of each period.

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

--------------------------------------------------------------------------------

(In thousands of dollars, except share data)              1996          1995
                                                   -----------   -----------

Total revenues                                     $   522,286   $   411,349
Net income                                              12,758         3,243

Net income per common and common
  equivalent share
     Primary                                               .40           .14
     Fully diluted                                         .39           .12

Weighted average number of common and
  common equivalent shares outstanding
     Primary                                        32,167,777    23,506,782
     Fully diluted                                  32,385,735    26,430,586

--------------------------------------------------------------------------------



(10)  ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

The Financial Accounting Standards Board (FASB) has issued SFAS 128 , Earnings per Share. SFAS 128 requires companies to change the method for calculating earnings per share. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company has not yet determined the effect of adopting SFAS 128.



(11)  CONTINGENCIES:

The Company has received a letter from the Arizona Department of Economic Security indicating that the Company has been assigned a higher state unemployment tax rate for calendar year 1994 than the Company believes it is entitled to. In consultation with legal counsel the Company believes that based on Arizona Revised Statutes it is entitled to the lower rate. If it was ultimately determined that the higher rate applies, the Company would owe $500,000 (before interest and the income tax effect) more than is reflected in the Company's financial statements. As of December 31, 1996, the compounded interest totaled approximately $140,000.

The Company received payroll tax penalty notices from the Internal Revenue Service and various states, relating to the acquired operations of Hazar alleging certain late payment of payroll taxes. The penalties proposed to be assessed against the Company total approximately $470,000 and the penalties to be assessed against Hazar total approximately $390,000 for the period during which the Company performed designated management services on behalf of the predecessor. The Company has been informed that the IRS is considering abatement of the penalties.

The Company, and certain of its executive officers, have been named as defendants in several actions filed in March 1997. While the exact claims and allegations vary, they all allege violations by the Company of Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder, with respect to the accuracy of statements regarding Company reserves and other disclosures made by the Company and certain directors and officers. These suits were filed shortly after a significant drop in the trading price of the Company's common stock in March 1997. Each of the actions seek certification of a class consisting of purchasers of securities of the Registrant over specified periods of time. Each of the complaints seeks the award of compensatory damages in amounts to be determined at trial, including interest thereon, and costs of the action, including attorneys fees. The Company believes the actions are without merit and intends to defend the cases vigorously.

From time to time, the Company is named as a defendant in lawsuits filed by a client or clients relating to the contractual arrangement between the Company and the client. Such actions allege various contractual violations.

The Company believes that it has meritorious defenses to the lawsuits facing it, including those mentioned above, and intends to assert such defenses vigorously. However, it is not possible to predict whether such defenses will be sucessfully asserted in all cases, and the Company would be required to record an expense and liability as to any matter if, at any time in the future, it became probable that the Company would not prevail in such matter.

(12) RELATED PARTY TRANSACTIONS:


Related party transactions not mentioned elsewhere in the financial statements are summarized as follows:

----------------------------------------------------------------------------------------------------------------------------

(in thousands of dollars)                                              1996        1995         1994
                                                                     ------      ------      -------

Legal services provided by officer/director                          $   --      $   60      $   154
Processing fees paid to company owned by shareholder                    805         820           --
Risk management/workers' compensation services to a company
   owned by a shareholder                                                --         205           --
Non-compete agreement settlements with two shareholders                 543          --           --
----------------------------------------------------------------------------------------------------------------------------

Additionally, the Company provides services to companies affiliated with certain directors and officers. Revenues were insignificant. The Company also pays commissions to related parties in the ordinary course of business.

(13)     SUBSEQUENT EVENTS:


To date in 1997, the Company has acquired two PEOs in transactions described below:

         Acquisition of ETIC Corporation

On February 1, 1997, the Company completed the acquisition of the principal assets of ETIC Corporation, dba Employers Trust ("ETIC"). The purchase price is $30,000 plus five times ETIC's total pre-tax income for the 12-month period ending January 31, 1998. $855,000 of the purchase price was paid in cash at closing. An interim payment toward the purchase price may be due on or before April 30, 1997 if ETIC meets certain earnings thresholds. The final payment of purchase price is due on or before April 30, 1998. The purchase price will be paid in cash. ETIC is a Cincinnati, Ohio based company specializing in leasing to a client base consisting primarily of light industrial, transportation and construction companies, with approximately 150 clients and 2,000 worksite employees.

         Acquisition of CMGR Companies

On February 17, 1997, the Company completed the acquisition of the principal assets of CMGR, Inc., and Humasys for $3.0 million in cash and $850,000 in the assumption of certain liabilities. $1.5 million of the purchase price was paid in cash at the closing. An interim payment of $500,000 toward the purchase price is due 6 months after the closing. The final payment toward the purchase price is due on or before April 18, 1998. CMGR is a New Jersey based company, specializing in leasing to a client base consisting primarily of professional, service and light industrial companies, with approximately 75 clients and 1,700 worksite employees.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated this 31st day of March, 1997.

                                        EMPLOYEE SOLUTIONS, INC.


                                        By /s/ Marvin D. Brody
                                           -------------------------------------
                                           Marvin D. Brody
                                           Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                             Title                                         Date
---------                                             -----                                         ----

/s/ Marvin D. Brody                                   Chairman of the Board, Chief                  March 31, 1997
-----------------------------------                   Executive Officer, President
Marvin D. Brody                                       and Director


/s/ Harvey A. Belfer                                  Director                                      March 31, 1997
-----------------------------------
Harvey A. Belfer

/s/ Edward L. Cain, Jr.                               Director                                      March 31, 1997
-----------------------------------
Edward L. Cain, Jr.

/s/ Jeffery A. Colby                                  Director                                      March 31, 1997
-----------------------------------
Jeffery A. Colby

/s/ Robert L. Mueller                                 Director                                      March 31, 1997
-----------------------------------
Robert L. Mueller

/s/ Henry G. Walker                                   Director                                      March 31, 1997
-----------------------------------
Henry G. Walker

/s/ Morris C. Aaron                                   Chief Financial Officer (also,                March 31, 1997
-----------------------------------                   principal accounting officer)
Morris C. Aaron

                            EMPLOYEE SOLUTIONS, INC.
                               (the "Registrant")

                                  EXHIBIT INDEX
                                       TO
                               REPORT ON FORM 10-K

Exhibit                                                              Incorporated Herein                   Filed
Number                            Description                          By Reference To                   Herewith
------                            -----------                          ---------------                   --------
3(i)                    Registrant's composite Articles of                                                  X
                        Incorporation, as amended


3(ii)                   Registrant's Bylaws, as amended                                                     X

4.1                     Loan Agreement dated August 1, 1996          Registrant's Current Report
                        between the Registrant and Bank One          on Form 8-K dated August 1,
                        Arizona, NA                                  1996 ("8/1/96 8-K")

4.1.1                   Amendment No. One thereto, dated             Registrant's Form 10-Q for
                        October 15, 1996                             the quarter ended
                                                                     September 30, 1996
                                                                     ("September 1996 10-Q")

4.1.2                   Second Modification Agreement dated
                        February 19, 1997

10.1*                   Registrant's 1993 Employee Incentive         Registrant's Form 10-KSB for
                        Stock Option Plan, as amended                the fiscal year ended
                                                                     December 31, 1994
                                                                     ("1994 Form 10-KSB")

                        Registrant's Camelback Road Office           Registrant's Registration
                        Lease                                        Statement on Form SB-2
                                                                     declared effective August 12,
                                                                     1993 (No. 33-62548)("Form
                                                                     SB-2")

10.2                    Employment Agreement with                    Form SB-2
                        Harvey A. Belfer, as amended

10.3                    Employment Agreement with Roy A.             Form SB-2
                        Flegenheimer [superseded]

10.3.1                  Amendment to Employment                      1994 Form 10-KSB
                        Agreement with Roy Flegenheimer
                        [superseded]

10.3.2                  Second Amendment to Employment               Registrant's Form 10-K for
                        Agreement with Roy Flegenheimer              the fiscal year ended
                        [superseded]                                 December 31, 1995 ("1995
                                                                     10-K")

10.3.3                  Third Amendment to Employment                1995 10-K
                        Agreement with Roy Flegenheimer
                        [superseded]

Exhibit                                                              Incorporated Herein                   Filed
Number                            Description                           By Reference                     Herewith
------                            -----------                          ---------------                   --------
10.4*                   Employment Agreement with Roy                                                       X
                        Flegenheimer dated March 18, 1997
                        [superseding prior agreements]

10.5                    Employment Agreements dated
                        March 18, 1997 between the
                        Registrant and:

10.5.1*                      Morris C. Aaron                                                                X

10.5.2*                      Paul M. Gales                                                                  X

10.6                    Joint Venture Agreement among                Registrant's Form 10-QSB for
                        Registrant, Edward L. Cain, Jr., and         the quarter ended
                        Employee Solutions-East, Inc.                September 30, 1994
                                                                     ("September 1994 10-QSB")

10.6.1                  Extension of Joint Venture Agreement         1995 10-K
                        among Registrant, Edward L. Cain,
                        Jr. and Employee Solutions-East, Inc.

10.7*                   Employment Agreement between                 September 1994 10-QSB
                        Employee Solutions-East, Inc. and
                        Edward L. Cain, Jr.

10.7.1*                 Amended and Restated Employment              1995 10-K
                        Agreement among Registrant,
                        Edward L. Cain, Jr. and Employee
                        Solutions-East, Inc.

10.8                    Guarantee of Payment and                     September 1994 10-QSB
                        Performance by Employee Solutions,
                        Inc. to and in favor of Edward L.
                        Cain, Jr.

10.9                    Supplemental Agreement to Joint              September 1994 10-QSB
                        Venture Agreement among Registrant,
                        Edward L. Cain, Jr. and Employee
                        Solutions, Inc.

10.10                   Stock Purchase Agreement to acquire          Registrant's Form 10-Q for
                        Employment Services of Michigan,             the quarter ended March 31,
                        Inc.                                         1995

10.10.1                 Amended Restated Stock Purchase              1995 10-K
                        Agreement to acquire Employment
                        Services of Michigan, Inc.

10.11*                  Employee Solutions, Inc. 1995 Stock                                                 X
                        Option Plan, as amended

Exhibit                                                              Incorporated Herein                   Filed
Number                            Description                           By Reference                     Herewith
------                            -----------                          ---------------                   --------
10.12                   Asset Purchase Agreement with                Registrant's Form 8-K/A filed
                        Hazar, Inc. and its subsidiaries             October 2, 1995 ("October 2,
                                                                     1995 Form 8-K/A")

10.13                   Management Services Agreement                October 2, 1995 Form 8-K/A
                        dated October 2, 1995 between ESI
                        America, Inc. and Employer Sources,
                        Inc., a subsidiary of Hazar, Inc.

10.14                   Warrant Agreement dated October 2,           October 2, 1995 Form 8-K/A
                        1995 with Hazar, Inc.

10.15                   Agreement and Plan of Reorganization         1995 10-K
                        among Registrant, Edward L. Cain,
                        Jr. and Employee Solutions-East, Inc.

10.16                   Asset Purchase Agreement dated               8/1/96 8-K
                        July 5, 1996 by and among Leaseway
                        Transportation Corp., Leaseway
                        Personnel Corp., Leaseway
                        Administrative Personnel, Inc. and
                        Employee Solutions, Inc.

10.16.1                 First Amendment to Asset Purchase            8/1/96 8-K
                        Agreement dated August 1, 1996 by
                        and among Leaseway Transportation
                        Corp., Leaseway Personnel Corp.,
                        Leaseway Administrative Personnel,
                        Inc., Employee Solutions, Inc. and
                        Logistics Personnel Corp.

10.17                   Security Agreement dated August 1,           8/1/96 8-K
                        1996 between Bank One Arizona, Inc.
                        and Registrant and certain of its
                        subsidiaries

10.18                   Purchase Agreement between                   Registrant's 10-Q for the
                        Registrant, GCK Entertainment                quarter ended June 30, 1996
                        Services I, Inc., Talent Entertainment
                        and Media Services, Inc. (collectively,
                        "TEAM Services"), and the
                        shareholders of TEAM Services

10.18.1                 Amendment No. 1 to Purchase                  Registrant's 8-K dated
                        Agreement between Registrant, TEAM           June 22, 1996 ("6/22/96 8-
                        Services and the shareholders of             K")
                        TEAM Services

10.19*                  Employment Agreement between                 6/22/96 8-K
                        Registrant and Jeffery Colby

10.20                   Asset Purchase Agreement between             September 1996 10-Q
                        the Registrant and the McClary-Trapp
                        Companies dated as of November 1,
                        1996

Exhibit                                                              Incorporated Herein                   Filed
Number                            Description                           By Reference                     Herewith
------                            -----------                          ---------------                   --------
10.21                   Indemnification Agreements effective
                        as of November 21, 1996 between the
                        Registrant and:

10.21.1*                     Marvin D. Brody                                                                X

10.21.2*                     Edward L. Cain, Jr.                                                            X

10.21.3*                     Jeffery A. Colby                                                               X

10.21.4*                     Roy A. Flegenheimer                                                            X

10.21.5*                     Morris C. Aaron                                                                X

10.21.6*                     Paul M. Gales                                                                  X

10.21.7*                     Henry G. Walker                                                                X

21.1                    Subsidiaries of Registrant                                                          X

23.1                    Consent of Arthur Andersen LLP                                                      X

27                      Financial Data Schedule                                                             X

------------------------------

     *Designates management or compensatory agreements
                                      EI-4