Form 10-K/A
period 1996-12-31
EMPLOYEE SOLUTIONS INC
filed 1997-04-30
CIK 904897

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

                               AMENDMENT NO. 1 TO

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

                 6225 North 24th Street, Phoenix, Arizona 85016
                    (Address of principal executive offices)

                    Issuer's telephone number: (602) 955-5556

           Securities registered pursuant to Section 12(b) of the Act:
Title of each class:                Name of each exchange on which registered:
       None                                             N/A
--------------------                            --------------------

           Securities registered pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
                            -------------------------
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X                     No
                        -----                      ----

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

        The number of outstanding shares of the Registrant's Common Stock as of March 27, 1997 was 30,857,101.

        Employee Solutions, Inc. ("ESI" or the "Company") hereby amends its annual report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K") by adding thereto Items 10, 11, 12 and 13, as set forth below.


ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

        The names of the Company's directors and nominees for director and certain information about them are set forth below.

                                                                                                      Director
Name                Age           Position with Company                                                  Since
----                ---           ---------------------                                                  -----

Marvin D. Brody      53       Chairman of the Board, President, Chief Executive Officer and Director      1991

Harvey A. Belfer     59       Director                                                                    1991

Edward L. Cain, Jr.  37       Vice President of Sales and Director                                        1995

Jeffery A. Colby     43       Director; President of TEAM Services                                        1995

Robert L. Mueller    69       Director                                                                    1995

Henry G. Walker      50       Director                                                                    1996

        Marvin D. Brody co-founded the Company in 1991. He has been a Director of the Company since its inception, became the Company's Chief Executive Officer in November 1994 and has served as President since June 1996. Prior to becoming the Company's Chief Executive Officer, Mr. Brody was engaged in the private practice of law since 1973. He graduated from John Marshall Law School with a Juris Doctorate degree in 1969. Mr. Brody served as an outside director of Prime Financial Partners M.L.P. since 1987 and has resigned effective April 23, 1996.

        Harvey A. Belfer co-founded the Company in 1991 and has been a Director since the Company's inception. He was also the Company's Chief Executive Officer from its founding until November 1994 and its President from its founding until June 1996. From 1984 until 1991, Mr. Belfer was an executive officer of Contract Personnel Systems, Inc. and Corporate Personnel Services, Inc., both PEOs.

        Edward L. Cain, Jr. has been a Director of the Company since July 1995 and has been the Company's Vice President of Sales since April 1995. Mr. Cain has been President of Employee Solutions-East, Inc. ("ESEI"), a subsidiary of the Company, since June 1994. From 1990 until June 1994 he was the Director of Sales and Marketing for Personal Benefits Group, an Atlanta-based company that brokered PEO services. From 1987 to 1990, he was a sales agent in CIGNA's individual financial service division in Springfield, Massachusetts and later in Grand Rapids, Michigan.

        Jeffery A. Colby has been a Director of the Company since November 1995. Mr. Colby founded TEAM Services, L.P., a PEO in the music and advertising industries, in 1992 and has been its Chief Executive Officer since 1994 and President since January 1996. TEAM Services was acquired by the Company in 1996; see Item 13 below. Since December 1986, Mr. Colby has served as President of Colbyco, Inc., a Chicago-based company which provides consulting, audit and freight bill payment services for the transportation industry. From 1975 to 1986, Mr. Colby was a principal at the Chicago-based law firm of Fox & Grove.

        Robert L. Mueller has been a Director of the Company since February 1995. Mr. Mueller has been an independent consultant since 1993. From 1987 to 1993, he was the President, Chief Operating Officer and a Director of Proler International Corp., a steel recycler in Houston, Texas.

        Henry G. Walker became a Director of the Company in November 1996. Mr. Walker became president and chief executive officer of Sisters of Providence Health System, Seattle, in 1997. Previously, Mr. Walker was president and CEO of HealthPartners of Arizona, Inc., a statewide managed care company, from 1996 to 1997, and president of Health Partners of Southern Arizona from 1992 to 1995.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under the securities laws of the United States, the Company's directors, its executive officers, and persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. All of these filing requirements were satisfied during the year ended December 31, 1996, except that Mr. Brody did not file on a timely basis two reports relating to a series of transactions resulting from a single sell order of his spouse. Because the transactions were effected over a number of days at various prices, the transactions were reported as 22 separate line items. The filings have been brought current by Mr. Brody. In making these disclosures, the Company has relied solely on written representations of its directors and executive officers and copies of the reports that they have filed with the Commission.

ITEM 11. - EXECUTIVE COMPENSATION
---------------------------------

                           SUMMARY COMPENSATION TABLE

        The following table sets forth, with respect to the years ended December 31, 1996, 1995 and 1994, compensation awarded to, earned by or paid to (i) the Company's Chief Executive Officer and (ii) the other executive officers who were serving as executive officers at December 31, 1996 and whose total salary and bonus exceeded $100,000 in 1996.

                                                                                    Long Term
                                               Annual Compensation                Compensation
                                               -------------------                ------------
                                                                                   Securities
                                                           Other Annual            Underlying              All Other
Name and                                                   Compensation           Options/SARs            Compensation
Principal Position            Year       Salary ($)            ($)                   (#)(1)                   ($)
-------------------           ----       ----------       --------------          ------------           -------------

Marvin D. Brody,              1996         276,246              (3)                     -                   5,333 (4)
Chief Executive               1995         165,992          20,493 (5)                  -                   5,244 (4)
Officer, President            1994            -             10,394 (5)                  -                   4,366 (4)
(2)

Roy A.                        1996         177,400              (3)                 70,000                  5,401 (4)
Flegenheimer, Chief           1995         151,699              (3)                360,000 (6)              5,508 (4)
Operating Officer             1994         138,846              (3)                160,000 (6)              4,663 (4)


(1) Consist entirely of stock options; no stock appreciation rights ("SARs") were granted or are outstanding.
(2) Compensated as Chief Executive Officer since January 1995; became President in June 1996.
(3)      Less than 10% of the total of annual salary.
(4)      Term life and health insurance premiums.
(5)      Automobile lease.
(6) Includes options to purchase 160,000 shares of Common Stock issued in February 1994 which were canceled in April 1995 and simultaneously replaced by options to acquire the same number of shares.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

The following table sets forth information about stock option grants during the last fiscal year to the executive officers named in the Summary Compensation Table receiving grants during such period. Mr. Brody did not receive option grants.

                                                        Individual Grants
                              ------------------------------------------------------------------        Potential Realizable Value
                              Number of              % of Total                                           at Assumed Annual Rates
                               Securities           Option/SARs                                         of Stock Price Appreciation
                              Underlying             Granted to      Exercise or                            for Option Term (2)
                              Options/SARs          Employees in     Base Price       Expiration        ---------------------------
          Name                   Granted (#)        Fiscal Year        ($/sh)            Date              5%                   10%
-------------------------     ----------------      ------------     ----------       ----------        ---------           -------
Roy Flegenheimer              70,000                    7.1%         $14.50             6/25/01         $280,426          $619,668

(1)      Consist entirely of stock options and do not include SARs.
(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% or 10% compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock. The potential realizable value of the foregoing options is calculated by assuming that the market price of the underlying security appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. Based upon the $4.625 closing price of the Common Stock on April 22, 1997, on that date these options had no realizable value.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FY-END OPTION/SAR VALUE TABLE (1)

 The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning option exercises during the last fiscal year and the number and value of options outstanding at the end of the last fiscal year. Mr. Brody did not exercise options in 1996 or have options outstanding at year end.

                                                                         Number of Securities               Value of Unexercised
                                                                        Underlying Unexercised              In-the-Money Options
                                                                         Options at FY-End (#)                at FY-End  ($)(2)
                                                                     -----------------------------       --------------------------
                            Shares Acquired    Value Realized
        Name                on Exercise (#)            ($)           Exercisable    Unexercisable      Exercisable    Unexercisable
------------------------    ---------------      -------------     -------------    -------------      -----------    -------------
Roy Flegenheimer                38,000             $315,300               288,666   203,334            $5,310,449     $2,772,071

(1)      No SARs are outstanding.
(2) Based on the last trade of the Company's Common Stock on the NASDAQ National Market on December 31, 1996 at $20.50 per share. Based upon the $4.625 closing price of the Common Stock on April 22, 1997, on that date the value of Mr. Flegenheimer's exercisable and unexercisable options was $727,876 and $235,394, respectively.

Employment   Contracts,   Termination  of  Employment,   and   Change-in-Control
Arrangements

         Roy A. Flegenheimer entered into an employment agreement with the Company on April 21, 1993, which employment agreement has subsequently been amended to revise Mr. Flegenheimer's compensation. The third amendment to Mr. Flegenheimer's employment agreement became effective on October 1, 1995. The third amendment set Mr. Flegenheimer's salary for the period from February 8, 1995 to September 30, 1995 at $98,808, from October 1, 1995 to February 7, 1996 at $60,577, from February 8, 1996 to February 7, 1997 at $175,000, and from February 8, 1997 to February 7, 1998 at $185,000. Mr. Flegenheimer's agreement also provided for the grant of certain stock options in 1993 and 1994. Mr. Flegenheimer's employment agreement ends February 7, 1998, unless earlier terminated.

         Mr. Flegenheimer entered into a new employment agreement with the Company on March 19, 1997, which terminated and replaced his previous employment agreement. Under his new agreement, Mr. Flegenheimer earns a salary of $185,000, which will be reviewed annually by the Company's compensation committee. The agreement also provides that if Mr. Flegenheimer terminates his employment with the Company for any reason other than for cause, by his disability, or by his death, within 12 months from events which constitute a "change of control" (as defined in the agreement), Mr. Flegenheimer will receive a lump sum equal to
2.99 times a base amount as well as a continuation of his medical coverage and other benefits to which he, as a terminated employee, was entitled at the time immediately prior to the change of control. Mr. Flegenheimer's agreement extends indefinitely, but is terminable by either the Company or Mr. Flegenheimer with stated notice. The Company has entered into substantially similar employee agreements with two other executive officers not named in the compensation table.

         The Company's 1995 Option Plan provides that in the event of a merger, consolidation or reorganization with another corporation in which the Company is not the surviving corporation (an "Acquisition"), appropriate provision shall be made with respect to outstanding and unexercised options to either (a) substitute on an equitable basis appropriate shares of the surviving corporation for such options or (b) cancel such options upon payment of the fair market value of such options to the respective holders. The Company's 1993 Option Plan provides that in the event of an Acquisition, appropriate provision shall be made with respect to outstanding and unexercised options to either (a) substitute on an equitable basis appropriate shares of the surviving corporation for such options or (b) accelerate the vesting and permit the exercise of all such options prior to such Acquisition.

Compensation of Directors

       The Company's directors who do not receive a salary or commissions from the Company receive $500 per each meeting attended, plus reimbursement for reasonable out-of-pocket expenses incurred in attending Board of Directors' meetings. Nonemployee directors of the Company are eligible for the grant of stock options pursuant to the 1993 Option Plan, and are eligible under certain circumstances for option grants under a formula grant provision of the 1995 Option Plan. Under the provisions of the 1995 Option Plan in effect prior to June 1996, every nonemployee director of the Company was automatically granted options to acquire 80,000 shares of the Company's Common Stock upon becoming a director, and subsequently was automatically granted an additional 80,000 options at the fifth annual meeting of shareholders following the initial grant if such director was still a nonemployee director of the Company at that time. In June 1996, the 1995 Option Plan was altered to provide for annual grants of options for 2,500 shares of Common Stock upon election and at the date of the annual meeting (or other day of election) for each non-employee director for ten years terms; provided, however, that directors elected prior to June 1996 are not eligible to receive such options until the year 2000 annual meeting of shareholders.

       In 1995, Robert L. Mueller and Jeffery A. Colby, both at that time nonemployee directors, were each granted options for 80,000 shares of Common Stock, with an exercise price equal to the fair market value of the Common Stock on the date of grant. Mr. Mueller's options were immediately exercisable, and Mr. Colby's options vest in equal installments on the first three anniversaries of the date of grant. Mr. Walker was granted an option for 2,500 shares of Common Stock, with an exercise price equal to the $21.25 market value of the Common Stock on the date of grant, upon his election to the Board in November 1996; his options vest in equal installments on the first three anniversaries of grant.

       Harvey A. Belfer entered into a five-year employment agreement with the Company effective January 1, 1993. Mr. Belfer also agreed not to engage in certain activities that compete with the Company until two years after the termination of the employment agreement. Mr. Belfer retired as President effective June 26, 1996, at which time his employment agreement was terminated. The Board of Directors replaced Mr. Belfer's employment agreement with a five-year consulting agreement which provides for compensation of $35,000 per year and contains non-competition provisions; $20,417 was paid to Mr. Belfer in 1996 under this Agreement.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

       The following table sets forth information regarding the beneficial ownership of the Company's Common Stock at March 27, 1997 with respect to (i) each person who beneficially owns more than 5% of the Company's outstanding Common Stock including such persons' address, (ii) each director of the Company and each person nominated to become a director at the Annual Meeting, (iii) each of the executive officers listed in the Summary Compensation Table below and
(iv) all directors and executive officers of the Company as a group.


                                              Shares Beneficially Owned (1)
                                              -----------------------------

                                                   Number        Percent
                                                   ------        -------

Harvey A. Belfer (2)                              1,830,480        5.9%
6225 N. 24th Street
Phoenix, Arizona  85016

Marvin D. Brody (3)                               2,709,088        8.8%
6225 N. 24th Street
Phoenix, Arizona 85016

Edward L. Cain, Jr.                                 656,370        2.1%

Jeffery A. Colby (4)                                 26,694           *

Roy A. Flegenheimer (5)                             326,666        1.0%

Robert L. Mueller (2)                                80,000           *

Henry G. Walker                                           0           *

All executive officers and directors as a         5,655,964       18.1%
group (10 persons) (6)

American Century Companies, Inc. (7)              2,656,400        8.7%
4500 Main Street
Kansas City, Missouri 64111

Putnam Investments, Inc. (8)                      1,822,107        5.9%
One Post Office Square
Boston, Massachusetts 02109


*      Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares which may be acquired upon conversion or exercise of stock options, warrants or convertible securities which are currently exercisable or which become exercisable within 60 days are deemed beneficially owned by the optionee. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)    Voting and investment power shared with spouse.

(3) Includes 2,309,088 shares held by a limited partnership of which Mr. Brody and his spouse are the general partners and Mr. Brody, his spouse and adult children are the limited partners. Also, includes 400,000 shares of Common Stock held by an entity wholly-owned by Mr. Brody's spouse, as to which Mr. Brody disclaims beneficial ownership.

(4) Includes 26,666 shares which Mr. Colby has the right to acquire upon the exercise of stock options.

(5) Includes 308,666 shares which Mr. Flegenheimer has the right to acquire upon the exercise of stock options.

(6) In addition to the option referred to in the above notes, includes 26,666 shares which other executive officers have the right to acquire upon the exercise of stock options.

(7) Information derived from a report on Schedule 13G dated February 5, 1997 filed by American Century Companies, Inc. ("ACC"), American Century Investment Management, Inc. ("ACIM"), American Century Mutual Funds, Inc. ("ACMF") and James E. Stowers, Jr. ("Mr. Stowers"), reporting sole voting and dispositive power as to 2,656,400 shares of Company Common Stock at December 31, 1996. The report states that ACIM, a registered investment advisor and wholly-owned subsidiary of ACC, manages investments of six investment companies, including ACMF, and the assets of other institutional investor accounts. At December 31, 1996, ACMF owned 2,600,000 of the shares of Common Stock that were the subject of the report. ACC, as a result of its control of ACIM, and Mr. Stowers, as a result of his control of ACC, are also deemed to beneficially own all such shares deemed to be beneficially owned by ACIM; however, Mr. Stowers, ACC and ACIM all disclaimed beneficial ownership of the reported shares.

(8) Information derived from a report on Schedule 13G dated January 27, 1997 filed by Putnam Investments, Inc. ("PI"), Putnam Investment Management, Inc. ("PIM"), the Putnam Advisory, Inc. ("PAC") and Marsh & McLennan Companies, Inc. ("MMC"), reporting beneficial ownership of an aggregate of 1,822,107 shares of Company common stock at December 31, 1996. The report states that PIM, the investment advisor to the Putnam family of mutual funds, had shared dispositive power as to 1,715,307 shares of Common Stock and that PAC, investment advisor to Putnam institutional clients, had shared dispositive power as to 106,800 shares of Common Stock, with shared voting power as to 60,100 of such shares. PIM and PAC are wholly-owned subsidiaries of PI, which in turn is a wholly-owned subsidiary of MMC. Although PI reports beneficial ownership of the shares held by PIM and PAC, MMC does not. PI and MMC both disclaim beneficial ownership of the reported shares.


ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

       ESEI Acquisition/Cain Employment Agreement

       Effective June 1994, the Company entered into an agreement with Mr. Cain, an officer of the Company since that time and a Director of the Company since July 1995, to conduct business in the southeastern United States pursuant to a joint venture operating under the name of Employee Solutions-East, Inc. ("ESEI"). ESEI was 99% owned by Mr. Cain, and 1% owned by the Company. At that time, the Company received an option to acquire Mr. Cain's interest in ESEI commencing June 1995 at a price equal to three times certain annualized fees. The initial term of the venture was one year and was to be automatically extended for an additional two-year period unless the Company exercised its option to purchase ESEI, during which period the Company provided certain support services and financial support to ESEI. In 1994, Mr. Cain received warrants to acquire 400,000 shares of the Company's Common Stock at an exercise price of $2.125 per share which were to expire through November 10, 2004, and were exercisable in five years or sooner if certain events occur. In April 1995, such warrants were replaced with stock options granted under the 1995 Plan and exercisable at the same price.

       Effective January 1, 1996, the Company acquired the remaining 99% equity interest in ESEI from Mr. Cain pursuant to its option. The base purchase price consisted of 648,000 unregistered shares of Common Stock. Mr. Cain received piggyback registration rights as to these shares during the period July 1 through December 31, 1996 and one demand registration right exercisable during 1997. In July 1996, the Company filed a registration statement registering such shares for resale by Mr. Cain.

       Mr. Cain was required to sign a promissory note in connection with the ESEI acquisition in the principal amount of $385,624 payable, together with interest at 8% per annum, on December 31, 1996 to reimburse the Company for certain expenses incurred by ESEI. Such amounts have been repaid to the Company.

         ESEI had entered into a five-year employment agreement beginning June 23, 1994 with Mr. Cain under which he served as ESEI's president and received cash commissions, reimbursement of certain expenses and certain other compensation. The Company guaranteed payment and performance of ESEI's obligations under the employment agreement with Mr. Cain. Mr. Cain entered into an Amended and Restated Employment Agreement with the Company effective January 1, 1996. The agreement provides for compensation in the form of commissions based upon administrative fees collected from the Company's PEO business and contains non-competition provisions which include certain exceptions during the term of the employment agreement and thereafter. The term of Mr. Cain's employment agreement ends June 23, 1999, unless earlier terminated.

Other Cain Arrangements

       Under their noncompetition arrangements with the Company, Mr. Cain and another person are permitted to sell certain PEO services which have been declined by the Company, not otherwise meeting Company standards or meeting certain other conditions. Mr. Cain is required to pay the Company 50% of all commissions and similar compensations which he receives for such brokerage. The amount paid in 1996 was approximately $24,975. In addition, Professional Employer Resources Corporation ("Perc"), a company jointly owned by those individuals, has an arrangement with the Company under which it receives commissions for the referral of new business to the Company; a Company subsidiary performs certain administrative services on behalf of Perc.

       In 1996, the Company paid Perc $352,648 in aggregate commissions for the referral of business (net of an adjustment described below). Perc also conducted a number of activities in 1996 which were ultimately agreed among Mr. Cain, the other individual and the Company that, although they were conducted in good faith, may have been beyond the scope of activities which the individuals were permitted to conduct. Perc has reimbursed the Company $543,550, constituting its 1996 estimated earnings resulting from these activities. In addition, Perc has agreed to pay the Company $273,000 (plus 6% interest from January 1, 1997) not later than December 31, 1997; that amount represents $157,000 in payment for administrative services performed for Perc by a Company subsidiary in 1996 and $116,000 representing an overpayment by the Company to Perc resulting from a determination that commissions were not due with respect to a transaction. Mr. Cain has agreed with the Company to divest his interest in Perc prior to the end of 1997.

       In certain instances, if it is determined upon review of year end information that commissions have been overpaid during the course of the year, persons who received those commissions payments are required to repay them to the Company. During 1996, the Company overpaid commissions of up to $123,000 to Mr. Cain, in addition to the adjustment for Perc referred to above. Mr. Cain and the Company have agreed to reconcile final 1996 commissions and complete repayments by the end of 1997.

       TEAM Services Acquisition/Colby Employment Agreement

       On June 22, 1996, the Company acquired all the outstanding capital stock of TEAM Services, a Burbank, California based company specializing in leasing commercial talent, musicians, and recording engineers to the music and advertising segments of the entertainment industry. In connection with the acquisition, the Company assumed net liabilities of approximately $825,000. The total purchase price will be four times total TEAM Services' pre-tax income for the 12-month period ending June 30, 1999. The purchase price will be paid in the form of net assumed liabilities and unregistered Common Stock. Any unregistered shares of Common Stock which may be issued would be entitled to certain piggy-back and demand registration rights. There is no stated maximum consideration payable in the transaction. In connection with the acquisition, the TEAM Services itself paid $41,000 of expenses properly allocable to the former TEAM Services shareholders, which the director and other shareholders have agreed to repay at December 31, 1996.

       Mr. Colby, a member of the Company's Board of Directors since November 1995, was the controlling shareholder of TEAM Services, and served as Chief Executive Officer of TEAM Services since 1993. In connection with the TEAM Services acquisition, Mr. Colby entered into a three-year employment agreement with the Company pursuant to which he will continue to act as TEAM Services' President and will provide, among other services, certain marketing services. Mr. Colby will be compensated by means of a base salary of $75,000 per year, plus commissions equivalent to those of Company regional sales vice presidents, but not less than $60,000.

       Other

       Mr. Belfer is part owner of M.D. Labs, Inc. ("MD"), a company which utilizes the Company's employee leasing services. The Company billed MD $632,891 for employee leasing services during 1996.

       In 1996, the Company paid Marsh & McLennan, Incorporated, an affiliate of a greater-than-5% shareholder, approximately $150,000 for consulting and related services.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Dated the 30th day of April, 1997.

                                        EMPLOYEE SOLUTIONS, INC.


                                        By /s/ Marvin D. Brody
                                           -----------------------------------
                                           Marvin D. Brody
                                           Chief Executive Officer
                                       11