Form 10-Q
period 1997-03-31
EMPLOYEE SOLUTIONS INC
filed 1997-05-20
CIK 904897

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

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

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                  Name of each exchange on which registered:
      None                                                N/A
      ----                                                ---

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,871,017 Common shares, no par value were outstanding as of May 5, 1997.

                            EMPLOYEE SOLUTIONS, INC.

                                    FORM 10-Q

              Quarterly Report for the Period Ended March 31, 1997



--------------------------------------------------------------------------------


                                      INDEX

                                                                                                  Page
PART I.    Financial Information                                                                Number
                                                                                                ------
     Item 1.    Financial Statements

                  Consolidated Balance Sheets - March 31, 1997 and
                  December 31, 1996                                                                  2

                  Consolidated Statement of Operations for the
                  Quarters Ended March 31, 1997 and 1996                                             3


                  Consolidated Statement of Changes in Stockholders'
                  Equity for the Quarter ended March 31, 1997                                        4

                  Consolidated Statement of Cash Flows for the
                  Quarters Ended March 31, 1997 and 1996                                             5


                  Notes to Consolidated Financial Statements                                         7

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                               12

     Item 3.    Quantitative and Qualitative Disclosure About Market Risk                           28


PART II.    Other Information

     Item 1.    Legal Proceedings                                                                   29

     Item 6.    Exhibits and Reports on Form 8-K                                                    30


Signatures                                                                                          31

--------------------------------------------------------------------------------

Item 1.    Financial Statements

                            EMPLOYEE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                         March 31,        December 31,
(Dollars in thousands, except share data)                                    1997                1996
------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:

Cash and cash equivalents                                              $   12,623          $   10,980
Restricted cash and investments                                            13,500              11,500
Accounts receivable, net                                                   43,642              34,839
Receivable from insurance companies                                         5,590               5,918
Prepaid expenses and deposits                                               2,509               1,258
Deferred income taxes                                                       2,022               1,156
                                                                       ----------          ----------

         Total current assets                                              79,886              65,651


Property and equipment, net                                                 1,349               1,084
Deferred income taxes                                                         539                 539
Goodwill and other assets, net                                             61,388              58,695
                                                                       ----------          ----------


         Total assets                                                  $  143,162          $  125,969
                                                                       ==========          ==========


LIABILITIES
CURRENT LIABILITIES:

Bank overdraft                                                         $    3,098          $    2,477
Accrued salaries, wages and payroll taxes                                  27,748              17,586
Accounts payable                                                            5,247               4,078
Accrued workers' compensation
     and health insurance                                                   9,367               6,927
Income taxes payable                                                           --                 720
Other accrued expenses                                                      2,518               3,414
                                                                       ----------          ----------

         Total current liabilities                                         47,978              35,202
                                                                       ----------          ----------

Deferred income taxes                                                          --                 111
                                                                       ----------          ----------


Long-term debt                                                             45,300              42,800
                                                                       ----------          ----------

Other long-term liabilities                                                 1,349               1,349
                                                                       ----------          ----------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock, nonvoting, no par value,
   10,000,000 shares authorized, no shares in 1996 and 1995
   issued and outstanding                                                      --                  --
Common stock, no par value,
   75,000,000 shares authorized, 30,878,768 shares
   issued and outstanding March 31, 1997, 30,729,433
   shares issued and outstanding December 31, 1996                         31,487              30,145
Retained earnings                                                          17,048              16,362
                                                                       ----------          ----------

         Total stockholders' equity                                        48,535              46,507
                                                                       ----------          ----------


         Total liabilities and stockholders' equity                    $  143,162          $  125,969
                                                                       ==========          ==========

--------------------------------------------------------------------------------
              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                                              Quarter ended March 31,
                                                                       ------------------------------
(Dollars in thousands, except share data)                                     1997               1996
-----------------------------------------------------------------------------------------------------
Revenues                                                               $   195,966         $   73,934
                                                                       -----------         ----------

Cost of revenues:
Salaries and wages of worksite employees                                   156,662             57,718
Healthcare and workers' compensation                                        15,284              2,576
Payroll and employment taxes                                                13,752              5,971
                                                                       -----------         ----------

                  Cost of revenues                                         185,698             66,265
                                                                       -----------         ----------

Gross profit                                                                10,268              7,669

Selling, general and administrative expenses                                 7,413              3,547
Depreciation and amortization                                                  965                320
                                                                       -----------         ----------

                  Income from operations                                     1,890              3,802

Other income (expense):
Interest income                                                                195                187
Interest expense                                                              (942)                (3)
                                                                       -----------         ----------

Income before provision for income taxes                                     1,143              3,986

Income tax provision                                                           457              1,634
                                                                       -----------         ----------

                  Net income                                           $       686         $    2,352
                                                                       ===========         ==========

Net income per common and common equivalent share:
Primary                                                                $       .02        $       .07
                                                                       ===========        ===========

Fully diluted                                                          $       .02        $       .07
                                                                       ===========        ===========

Weighted average number of common and
   common equivalent shares outstanding:
Primary                                                                 32,983,120         32,048,552
                                                                       ===========         ==========

Fully diluted                                                           32,983,120         32,262,830
                                                                       ===========         ==========

--------------------------------------------------------------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                                                  For the quarter ended March 31, 1997
                                                     -------------------------------------------------
                                                                                                Total
                                                     Preferred       Common   Retained    Stockholders'
(Dollars in thousands, except share data)                Stock        Stock   Earnings          Equity
-----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996                           $      --    $  30,145   $ 16,362   $      46,507

Issuance of 149,335 shares of common stock in
connection with exercise of stock options                               380                        380
Tax benefit related to the exercise of stock options                    962                        962
Net income                                                               --        686             686
                                                     ---------    ---------   --------   -------------


BALANCE, March 31, 1997                              $      --    $  31,487   $ 17,048   $      48,535
                                                     =========    =========   ========   =============

--------------------------------------------------------------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


--------------------------------------------------------------------------------

                                                                              Quarter ended March 31,
                                                                           --------------------------

(Dollars in thousands)                                                          1997             1996
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Cash received from customers                                               $ 187,163        $  69,952
Cash paid to suppliers and employees                                        (181,506)         (68,074)
Interest received                                                                195              186
Interest paid                                                                   (942)              (2)
Income taxes paid, net of refunds                                             (1,192)          (2,271)
                                                                           ---------        ---------


         Net cash provided by (used in) operating activities                   3,718             (209)
                                                                           ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                                              (360)            (325)
Business acquisitions                                                         (3,170)            (632)
Cash invested in restricted cash and investments                              (2,000)             219
Issuance of notes receivable, and other net                                       --              (88)
                                                                           ---------        ---------

         Net cash used in investing activities                                (5,530)            (826)
                                                                           ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                       2,500               --
Proceeds from issuance of common stock                                           380            6,768
Increase (decrease) in bank overdraft and other                                  575           (1,320)
                                                                           ---------        ---------

         Net cash provided by financing activities                             3,455            5,448
                                                                           ---------        ---------


Net increase in cash and cash equivalents                                      1,643            4,413

CASH AND CASH  EQUIVALENTS, beginning of period                               10,980           14,029
                                                                           ---------        ---------

CASH AND CASH  EQUIVALENTS, end of period                                  $  12,623        $  18,442
                                                                           =========        =========

--------------------------------------------------------------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


--------------------------------------------------------------------------------

                                                                              Quarter ended March 31,
                                                                                1997            1996
-----------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH (USED IN)
PROVIDED BY OPERATING ACTIVITIES:
Net income                                                                 $     686       $   2,352
                                                                           ---------       ---------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
(USED IN) PROVIDED BY OPERATING ACTIVITIES:

Depreciation and amortization                                                    965             320
Increase in accounts receivable, net                                          (8,803)         (4,011)
Decrease in insurance company receivable                                         328              --
Increase in prepaid expenses and deposits                                     (1,251)           (335)
Increase in deferred income tax assets                                          (866)            (26)
Increase in other assets                                                        (347)             --
Increase in accrued salaries,
      wages and payroll taxes                                                 10,162           2,155
Increase in accrued workers' compensation
      and health insurance                                                     2,440             355
Decrease in other long term liabilities                                           --            (102)
Increase (decrease) in accounts payable                                        1,169            (487)
Increase (decrease) in income taxes payable                                      242            (605)
(Decrease) increase in other accrued expenses                                   (896)            181
Decrease in deferred income tax liabilities                                     (111)             (6)
                                                                           ---------       ---------


                                                                               3,032          (2,561)
                                                                           ---------       ---------

         Net cash provided by (used in) operating activities               $   3,718       $    (209)
                                                                           =========       =========

--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the quarter ended March 31, 1997, $962,000 was derived as a tax benefit for the exercise of stock options during the quarter.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Corporation

Employee Solutions, Inc. (together with its subsidiaries, ESI or the Company) is a leading professional employer organization (PEO) providing employers throughout the United States with comprehensive employee payroll, human resources and benefits outsourcing services. The Company's integrated outsourcing services include payroll processing and reporting, human resources administration, employment regulatory compliance management, risk management/workers' compensation services, retirement and health care programs, and other products and services provided directly to worksite employees.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. Results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The nature of the Company's business requires significant estimates to be made in the areas of workers' compensation reserves and revenue recognized for stand-alone risk management/workers' compensation services, particularly for retrospectively rated policies. The actual results of these estimates may be unknown for a period of years. Actual results could differ from those estimates.

Net Income Per Common and Common Equivalent Share

The Company used the treasury stock method to compute net income per share. The computation of adjusted net income and weighted average common and common equivalent shares used in the calculation of income per common share is as follows:

--------------------------------------------------------------------------------

(Dollars in thousands, except share data)
                                                                          Three months ended March 31,
                                        -------------------------------------------------------------
                                                             1997                               1996
                                        -------------------------        ---------------------------

                                                            Fully                              Fully
                                            Primary       Diluted             Primary        Diluted
                                        -----------   -----------        ------------    -----------
Weighted average of
common shares outstanding                30,877,101    30,877,101          29,936,830     29,936,830

Dilutive effect of options
and warrants outstanding                  2,106,019     2,106,019           2,111,722      2,326,000
                                        -----------   -----------        ------------    -----------

Weighted average of common
and common equivalent
shares                                   32,983,120    32,983,120          32,048,552     32,262,830
                                        ===========   ===========        ============    ===========


Net income                              $       686   $       686        $      2,352    $     2,352

Adjustments to net income                        --            --                 (6)             (6)
                                        -----------   -----------        -----------     -----------


Adjusted net income for
   purposes of the income per
   common share calculation             $       686   $       686        $      2,346    $     2,346
                                        ===========   ===========        ============    ===========


Net income per common and
   common equivalent share              $      0.02   $      0.02        $       0.07    $      0.07
                                        ===========   ===========        ============    ===========

--------------------------------------------------------------------------------


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



(3)     ACQUISITIONS:

Acquisition of ETIC Corporation

On February 1, 1997, the Company completed the acquisition of the principal assets of ETIC Corporation, d/b/a Employers Trust (ETIC). The purchase price was $30,000 plus five times ETIC's total pre-tax income for the 12-month period ending January 31, 1998. Of the purchase price, $855,000 was paid in cash at closing. The final payment of the purchase price is due on or before April 30, 1998, and will be paid in cash. ETIC is a Cincinnati, Ohio base consisting primarily of light industrial, transportation and construction companies, with approximately 150 clients and 2,000 worksite employees.

Acquisition of CMGR Companies

On February 17, 1997, the Company completed the acquisition of the principal assets of CMGR, Inc., and Humasys (CMGR) for $3.85 million. Of the purchase price $2.35 million was paid in cash at the closing. An interim payment of $500,000 toward the purchase price is due six months after the closing. Final payment is due on or before April 18, 1998 and is based upon the 1996 gross profit of CMGR. CMGR is a New Jersey based PEO with a client base consisting primarily of professional, service and light industrial companies, with approximately 75 clients and 1,700 worksite employees.

(4)     UNAUDITED PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma combined financial data gives effect to the combined historical results of operations of the Company and TEAM Services and Leaseway Personnel Corp., which were acquired in 1996, for the periods ended March 31, 1997 and 1996, and assumes that the acquisitions had been effective as of the beginning of each period.

The pro forma information is not indicative of the actual results which would have occurred had the acquisitions been consummated at the beginning of such periods or of future consolidated operations of the Company. The pro forma financial information is based on the purchase method of accounting and reflects adjustments to eliminate nonrecurring general, administrative and other expenses, to amortize the excess purchase price over the underlying value of net assets acquired and to adjust income taxes for the pro forma adjustments.

--------------------------------------------------------------------------------

(Dollars in thousands, except share data)                      For the Quarter ended March 31,
                                                     -----------------------------------------
                                                              1997                       1996
                                                     -------------              -------------
Total revenues                                       $     195,966              $     114,937
Net income                                                     686                      3,405

Net income per common and common
   equivalent share
         Primary                                               .02                        .11
         Fully diluted                                         .02                        .11

Weighted average number of common and
   common equivalent shares outstanding

         Primary                                        32,983,120                 32,048,552
         Fully diluted                                  32,983,120                 32,262,830

--------------------------------------------------------------------------------

(5)     ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share. The statement establishes standards for computing and presenting earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997. Adoption of SFAS No. 128 would have the following effect on the March 31, 1997 and 1996 financial statements:

--------------------------------------------------------------------------------

(Dollars in thousands, except share data)                                      Quarter ended March 31,
                                                             -----------------------------------------
                                                              1997                                1996
                                                             -----                              ------
Earnings per common share
    Net income                                               $ .02                              $  .08
                                                             =====                              ======
Earnings per common share - assuming dilution
    Net income                                               $ .02                              $  .07
                                                             =====                              ======



                                                                               Quarter ended March 31,
                                    ------------------------------------------------------------------
                                                               1997                               1996
                                    -------------------------------  ---------------------------------
                                    Income       Shares   Per Share    Income        Shares  Per Share
                                    ------   ----------   ---------  --------    ----------  ---------
Basic earnings per share
    Income available to
       common stockholders          $  686   30,877,101      $ .02   $  2,346    29,936,830     $  .08

Effect of Dilutive Securities
    Common Stock Options                --    2,106,019                    --     2,111,722
                                    ------  -----------              --------   -----------

Diluted earnings per share          $  686   32,983,120      $ .02   $  2,346    32,048,552     $  .07
                                    ======  ===========      =====   ========   ===========     ======

--------------------------------------------------------------------------------


(6)      CONTINGENCIES:

The Company has received a letter from the Arizona Department of Economic Security indicating that the Company has been assigned a higher state unemployment tax rate for calendar year 1994 than the Company believes it is entitled to. In consultation with legal counsel the Company believes that based on Arizona Revised Statutes it is entitled to the lower rate. If it was ultimately determined that the higher rate applies, the Company would owe $500,000 (before interest and the income tax effect) more than is reflected in the Company's financial statements. As of March 31, 1997, the compounded interest totaled approximately $155,000.

The Company received payroll tax penalty notices from the Internal Revenue Service (IRS) and various states, relating to the acquired operations of Hazar alleging certain late payment of payroll taxes. The penalties proposed to be assessed against the Company total approximately $470,000 and the penalties to be assessed against Hazar total approximately $390,000 for the period during which the Company performed designated management services on behalf of the predecessor. The Company has been informed that the IRS is considering abatement of the penalties against it.

The Company, and certain of its present and former executive officers and directors, have been named as defendants in several actions filed in 1997. While the exact claims and allegations vary, they all allege violations by the Company of Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder, with respect to the accuracy of statements regarding Company reserves and other disclosures made by the Company and certain directors and officers. These suits were filed shortly after a significant drop in the trading price of the Company's common stock in March 1997. Each of the actions seek certification of a class consisting of purchasers of securities of the Registrant over specified periods of time. Each of the complaints seeks the award of compensatory damages in amounts to be determined at trial, including interest thereon, and costs of the action, including attorney's fees. The Company believes the actions are without merit and intends to defend the cases vigorously.

From time to time, the Company is named as a defendant in lawsuits in the ordinary course of business. These lawsuits are not considered to have a material impact on the Company.

The Company believes that it has meritorious defenses to the lawsuits facing it, including those mentioned above, and intends to assert such defenses vigorously. However, it is not possible to predict whether such defenses will be successfully asserted in all cases, and the Company would be required to record an expense and liability as to any matter if, at any time in the future, it became probable that the Company would not prevail in such matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere herein and in the Company's Report on Form 10-K for the year ended December 31, 1996. Historical results are not necessarily indicative of trends in operating results for any future period.

Except for the historical information contained herein, the discussion in this Form 10-Q contains or may contain forward-looking statements (which include statements in the future tense and statements using the terms "believe," "anticipate," "expect," "intend" or similar terms) that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Management's Discussion and Analysis (particularly in "Outlook - Issues and Risks" in "Item 1 -- Business" and "Item 7--Management's Discussion and Analysis of Financial
Condition and Results of Operations" on Form 10-K as well as those factors discussed elsewhere herein or in any document incorporated herein by reference.

Results of Operations -- Overview

The following is a summary of certain factors which affect results of operations and which have generally applied to the Company in all periods presented.

Revenues

The most significant components of the Company's revenues are payments received from customers for gross salaries and wages paid to PEO worksite employees and the Company's service fee. The Company negotiates service fees on a client-by-client basis based on factors such as market conditions, client needs and services requested, the clients' workers' compensation and benefit plan experience, Company administrative resources required, the expected profit, and other factors. These fees are generally expressed as a fixed percentage of the client's gross salaries and wages except for certain costs, primarily employer's health care contributions, which are billed to clients on an add-on basis. Because the service fees are negotiated separately with each client and vary according to circumstances, the Company's service fees, and therefore its gross margin, will fluctuate based on the Company's client mix.

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

Employment related taxes consist of the employer's portion of payroll taxes required under the Federal Income Contribution Act (FICA), which includes Social Security and Medicare, and federal and state unemployment taxes. The federal tax rates are defined by the appropriate federal regulations. State unemployment rates are subject to change each year based on claims histories and size of payments, and vary from state to state.

Workers' compensation costs, whether relating to PEO worksite employees or the Company's stand-alone risk management/workers' compensation program, include the costs of claims up to the retention limits relating to the Company's workers' compensation program, administrative costs, premium taxes and excess reinsurance premiums, and accidental death and dismemberment insurance which the Company maintains to limit certain of its losses. In its arrangements with the Reliance Group of Insurance Companies (Reliance) through the Company's wholly-owned insurance subsidiary, and Legion Insurance Company (Legion), the Company retains workers' compensation liabilities up to certain specified amounts. Accrued workers' compensation claims liability is based upon estimates of reported and unreported claims and the related claims and claims settlement expenses in an amount equal to the retained portion of the expected total incurred claim. The Company's accrued workers' compensation reserves primarily are based on industry-wide data, and to a lesser extent, the Company's past claims experience up to the retained limits. The liability recorded may be more or less than the actual amount of the claims when they are submitted and paid. While the Company believes that its reserves are adequate for future claims expense, there can be no assurance that this will be the case. See "Outlook: Issues and Risks." Changes in the liability are charged or credited to operations as the estimates are revised. Administrative costs include fees paid to Reliance and Legion and costs of claims management by third party administrators. Premium taxes include taxes and related fees paid to various states based on premiums written. Premium for excess reinsurance relates to premium payments to the Company's insurers for the retention of risks above specified limits. The Company also purchases accidental death and dismemberment insurance which covers the Company and its excess reinsurance carriers against catastrophic losses related to workers' compensation claims up to certain limits.

Health care and other employee benefits costs consist of medical and dental insurance premiums, payments of and reserves for claims subject to deductibles and the costs of vision care, disability, life insurance and other similar benefit plans. The Company's health care benefit plans consist of a mixture of fully-insured programs and partially self-insured programs with specific and, in one program, aggregate stop-loss insurance. The Company recognizes a liability for partially self-insured health insurance claims at the time a claim is reported to the Company by the third party claims administrator, and also provides for claims incurred, but not reported based on industry-wide data and the Company's past claims experience. The liability recorded may be more or less than the actual amount of ultimate claims. While the Company believes that its reserves are adequate for future claims expense, there can be no assurance that this will be the case. See "Outlook: Issues and Risks herein."

Selling, General and Administrative Expenses

The Company's primary operating expenses are administrative personnel expenses, other general and administrative expenses, and sales and marketing expenses. Administrative personnel expenses include compensation, fringe benefits and other personnel expenses related to the Company's internal administrative employees. Other general and administrative expenses include rent, office supplies and expenses, legal and accounting fees, insurance and other operating expenses. Sales and marketing expenses include commissions to sales executives and related expenses. The Company's headquarters and Phoenix operations moved to new offices beginning in April 1997, to accommodate the significant growth which the Company has experienced in administrative employees. This is expected to significantly increase the Company's rent expense in future periods.

Depreciation and Amortization

Depreciation and amortization consists primarily of the amortization of goodwill and acquisition costs from the Company's prior acquisitions. The Company amortizes goodwill and acquisition costs over periods of three to thirty years, depending on the assets acquired, using the straight-line method. Acquisitions generally result in considerable goodwill because PEOs generally require few fixed assets to conduct their operations. Because of the Company's recent and possible future acquisitions, amortization costs are expected to increase in future periods.

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

Quarterly Results of Operations -- March 31, 1997 Compared to March 31, 1996.

--------------------------------------------------------------------------------

                                                                    Percent
(Dollars in thousands)                                   1997        Change              1996
                                                   ----------      --------        ----------

Revenues                                           $  195,966           165%       $   73,934

Cost of revenues                                      185,698           180            66,265

Gross profit                                           10,268            34             7,669

Selling, general and administrative                     7,413           109             3,547

Depreciation and amortization                             965           202               320

Interest income                                           195             4               187

Interest expense                                          942            --                 3

Net income                                                686           (71)            2,352

--------------------------------------------------------------------------------

Revenues


Revenues increased to $196.0 million for the quarter ended March 31, 1997 from $73.9 million for the quarter ended March 31, 1996, a 165% increase. The growth primarily is the result of several acquisitions and direct PEO sales and marketing efforts. Acquisitions accounted for a significant increase in revenues between the periods. In addition, the increase in revenues was partially due to the addition of US Xpress, Inc. and affiliates as a PEO client which also accounted for a significant portion of the quarter to quarter increase. Growth was in part offset by factors such as attrition of clients, competitive pressures in the PEO and workers' compensation industry and the effects of a downturn in transportation business in certain areas of the country, thereby reducing revenues of existing clients. The number of worksite employees increased to approximately 40,800 covering 1,440 client companies at March 31, 1997 from approximately 13,300 covering 900 client companies at March 31, 1996. In addition, the Company currently provides risk management/workers' compensation services to approximately 13,400 employees covering 67 employers as compared to approximately 17,000 employees covering 39 employers at the same period last year. The decrease in the number of employees covered under the Company's risk management/workers' compensation services was in part due to the conversion of certain stand-alone clients to PEO clients via acquisition. Revenues related to stand-alone risk management/workers' compensation services were $3.5 million for the first quarter of 1997, which included nonrecurring revenue of approximately $1.0 million related to stand alone workers'
compensation premiums that were under-billed for policies written in the previous year, compared with revenues of $3.2 million for same period in 1996.

The Company began in late 1996 to experience the effects of competition and a general weakening in the workers' compensation and employee benefits markets, which slowed revenue growth. This trend has continued into 1997. Stand-alone policies in place at March 31, 1997 represent annualized premiums of approximately $12 million. Each such policy is subject to renewal in 1997 subject to agreement of the parties.

Cost of revenues

Cost of revenues increased 180%, to $185.7 million in the three months ended March 31, 1997 from $66.3 million for the three months ended March 31, 1996. This increase is primarily due to the increase in the Company's business as explained in the section above and in the following discussion.

Workers' compensation expenses for the three months ended March 31, 1997 were $4.0 million. The Company believes that the overall results of the Company's risk management/workers' compensation program as measured against industry data can be attributed to the Company's selectivity in new client acceptance, the effective use of safety inspections and safety programs and its ability to manage and close open claims coupled with stop losses of $250,000 and $350,000 per occurrence, the maintenance of accidental death and dismemberment insurance through Chubb, and a 30-day cancellation capability on PEO business. Although the Company believes its internal method of establishing reserves continues to be appropriate, the Company commissioned an independent third party actuarial review of the Company's workers' compensation reserves at year end 1996, as it had for year end 1995. In the 1996 review, the actuary primarily relied on industry-wide data, while taking into account to a lesser extent than in past reviews ESI's specific risk structure and philosophy, in determining its findings. Although the Company believes that determining reserves based more heavily upon its actual historical experience is appropriate and adequately addressed its exposure, it determined to adopt the reserve levels determined by the review for the year ended December 31, 1996, and to use similar methodologies at March 31, 1997. The Company also intends to use these methodologies going forward which may have an impact on future periods. See "Adequacy of Loss Reserves" and "Loss and Claims Experience" below in "Outlook:
Issues and Risks" for a further explanation of risks and uncertainties relating to the Company's establishment of reserves.

The following table provides an analysis of the Company's workers' compensation reserves from its partially self-insured programs for the following periods:

--------------------------------------------------------------------------------

(Dollars in thousands)                          Quarter ended       Year ended
                                                ------------------------------
                                                 March 31,        December 31,
                                                      1997                1996
                                                ----------        ------------
Reserve - Beginning of period                    $   5,154           $   1,052

Losses                                               3,964              10,034

Payments                                            (2,354)             (5,932)
                                                 ---------           ---------

Reserve - End of period                          $   6,764           $   5,154
                                                 =========           =========

--------------------------------------------------------------------------------

The following table summarizes certain  indicators of performance  regarding the
Company's   risk   management   department's   ability  to  close  out  workers'
compensation claims in each of the following periods:

--------------------------------------------------------------------------------

Incurred Claims by Calendar Period

                                                        Approximate                       Approximate
                                                              Total                       Open Claims
                                                          Number of                         March 31,
                                                             Claims                              1997
                                                        -----------                       -----------
     Quarter ended
------------------
    March 31, 1997                                            1,058                               754

        Year ended
------------------
 December 31, 1996                                            3,372                             1,112

 December 31, 1995                                            1,035                               102

 December 31, 1994                                              100                                 4
                                                            -------                           -------
                                                              5,565                             1,972
                                                            =======                           =======

--------------------------------------------------------------------------------

Gross profit

The Company's gross profit margin decreased from 10.4% in the three months ended March 31, 1996 to 5.2% in the three months ended March 31, 1997. This decrease primarily was attributable to the change in mix of the Company's stand-alone risk management/workers' compensation program revenues relative to the revenues derived from the Company's full-service PEO business, increased competition in all areas of the Company's business, an extended downturn in generally higher margin revenues derived from the transportation industry, and higher workers' compensation claims costs, as discussed above. The Company generally earns a higher gross profit margin on revenues derived from its stand-alone risk management/workers' compensation services than on revenues derived from the Company's full-service PEO business because the PEO revenues include significant (and substantially offsetting) revenue and expense items for payroll and payroll-related costs for the worksite employees. Accordingly, the Company's overall margin is affected in significant part by the mix of revenues derived from full-service PEO clients and clients for which the Company provides only risk management/workers' compensation services. Stand-alone risk management/workers' compensation services revenue decreased from 4% of total revenues for the first quarter of 1996 to 2% in the first quarter of 1997.

The Company has increased the number of workers' compensation claims managers to 37 at March 31, 1997 from 15 at March 31, 1996. The Company believes that a continuous focus on maintaining a low ratio of cases per claim manager is a significant factor in controlling workers' compensation expense. In this regard, the Company continues to implement a policy whereby the average number of active claims which each claims manager may handle is a maximum of approximately 50. Based on industry data, the Company believes that this maximum is significantly less than the industry average. See "Adequacy of Loss Reserves" and "Loss and Claims Experience" in "Outlook: Issues and Risks" below.

Selling, general and administration

Selling, general and administrative expenses for the three months ended March 31, 1997 increased by approximately $3.9 million to $7.4 million, or 109%, from $3.5 million for the three months ended March 31, 1996. Factors contributing to the increase in selling, general and administrative expenses in 1997 over 1996 are the inclusion of the operations of various acquisitions, an increase from 120 corporate employees at March 31, 1996 to 220 at March 31, 1997, and the expansion of the Company's office space. Included in the increase in costs from acquisitions were expenses for TEAM Services and Leaseway, both acquired after the first quarter of 1996 and which historically have maintained a higher ratio of selling, general and administrative expense to gross profit than the Company. These factors which caused increases in selling, general and administrative expense were partially mitigated by improved systems utilization and economies of scale achieved within the Company's operations. The Company's general liability insurance costs have increased due in part to the added corporate staff and increased costs for directors' and officers' liability insurance. Commission expenses increased in the three months ended March 31, 1997 compared to 1996 due to the increase in revenues discussed. Selling, general and administrative expenses are expected to continue to increase to meet the needs of new business. The most extensive growth in selling, general and administrative expenses has been in the finance and risk management departments. The Company signed a seven year lease on new office space in Phoenix, Arizona containing significantly more space at higher rates than its existing offices. The annual rental increase is expected to be approximately $1 million beginning in April 1997. The Company also expects that costs for professional services will increase in 1997 as a result of litigation recently brought against the Company; see "Outlook: Issues and Risks-Litigation below."

Depreciation and amortization

Depreciation and amortization represented depreciation of property and equipment and amortization of organizational costs, customer lists and goodwill in the three months ended March 31, 1997 and 1996. The increase was due primarily to depreciation of new phone and computer systems and goodwill amortization resulting from 1996 acquisitions, with Leaseway and McClary-Trapp being the most significant. In addition, the Company acquired ETIC and CMGR in February of 1997. Goodwill amortization of these acquisitions was only recognized from the date of acquisition.

Interest

Interest income increased to $195,000 for the three months ended March 31, 1997 from $187,000 for the same period in 1996, primarily due to interest earned on both the restricted cash and investments held for the future payment of workers' compensation claims at Camelback and cash held at the corporate level. Interest expense increased to $942,000 for the three months ended March 31, 1997, from $2,000 for the three months ended March 31, 1996, primarily due to interest accrued on the Company's revolving line of credit. The line was first utilized in August 1996 and had an average outstanding balance of $43.5 million for the three months ended March 31, 1997. Interest expense will continue in future periods depending upon amounts borrowed under its revolving credit facility. See "Liquidity and Capital Resources below."

Effective tax rate

The Company's effective tax rate provides for federal, state and local income taxes. The effective tax rate for the three months ended March 31, 1997 was 40% as compared to 41% for the three months ended March 31, 1996. The tax rate used in each quarterly reporting period is generally an estimate of the Company's effective tax rate for the calendar year. The 1997 rate reflects the increased operations of the Company's wholly-owned subsidiary, Camelback, which pays state premium tax rather than state income tax. Although the Company believes that it has structured its Camelback arrangements to qualify for such tax treatment, any disallowance of this tax treatment could materially affect the Company's results of operations for the current fiscal year and future fiscal years. The Company's effective tax rate will vary from time to time depending primarily on the mix of profits derived from Camelback and the Company's various other profit centers, the magnitude of nondeductible items relative to overall profitability and other factors. The Company's estimated effective tax rate for financial reporting purposes for 1997 is also based on estimates of the following items that are not deductible for tax purposes:(a) amortization of certain goodwill, and (b) one-half of the per diem allowance relating to meals paid to truck drivers.

1997 Outlook

Many factors may affect the Company's 1997 operations and results for the remainder of 1997 as compared to 1996. As discussed in more detail above, some of the more significant factors include: a narrowing of profit margins in the Company's business which began to be felt in late 1996 and continues into 1997; an increase in competition and an overall weakening in pricing for the Company's services in the workers' compensation and employee benefit markets; increased reliance on industry-wide data relative to ESI's specific risk structure and philosophy in estimating workers' compensation reserves; certain tax benefits the Company received in 1996 relating to prior years; and increased interest expense, lease payments, amortization and litigation expense.

Additional factors which may impact the Company's future operations and results are discussed below under "Outlook: Issues and Risks."


Liquidity and Capital Resources

The Company defines liquidity as the ability to mobilize cash to meet operating, capital and acquisition financing needs. The Company's primary sources of cash in the quarter ended March 31, 1997 are from financing activities and operations.

Cash provided by operating activities was $3.7 million during the quarter ended March 31, 1997 compared to cash used in operating activities of $.2 million during the same period of 1996. Operating cash flows are derived from customers for full PEO services rendered by the Company and for stand alone risk management/workers' compensation services. Payments from PEO customers typically are received on or within a few days of the date on which payroll checks are delivered to customers, and cover the cost of the payroll, payroll taxes, insurance, other benefit costs and the Company's administration fee. The acquisitions of TEAM Services, Leaseway and certain companies in the McClary-Trapp Group and the Company's stand-alone program adversely affected the Company's operating cash flows as these operations extend credit terms generally from 15 to 45 days as is customary in their respective markets segments. Stand alone risk management/workers' compensation services are billed in accordance with individual policies. The Company also extends credit terms for certain of its stand alone risk management/workers' compensation clients by billing less than the expected premium over the policy term, with the difference paid on a deferred basis after the end of a policy year. In addition, accounts receivable were increased because of the results of audits of stand-alone workers' compensation policies which began in the first quarter of 1997. These audits have indicated additional amounts due to the Company based upon changes during the policy year, which are being billed to customers. The Company recognized $1.0 million of such revenues in the first quarter of 1997, which relate to prior periods. As the Company expands in these market segments or enters into new market segments, or extends credit terms to additional clients, its working capital requirements may increase. Included in other assets is a receivable of $2.9 million from a single customer as to which disputes have risen. Although the Company believes the amount is collectible, the Company is considering its alternatives, including litigation, for collection of the receivable.

Cash used in investing activities was $5.5 million and $.8 million in the three months ended March 31, 1997 and 1996, respectively. For 1997 and 1996, capital expenditures were $360,000 and $325,000, respectively. Capital expenditures in 1997 consisted primarily of personal computers and other computer equipment to enhance the Company's ability to support ESI's increasing client and employee base. In April 1997, the Company relocated its Phoenix operations to a new facility. The leaseholds and improvements will be financed by the landlord as a buildout allowance, and subsequently reflected in rental payments. Moving costs and office furniture will represent cash outlays in the first and second quarters of 1997 of approximately $1.0 million. Also during 1997, the Company expects to continue to invest in additional computer and technological equipment. Although the Company continuously reviews its capital expenditure needs, management expects that 1997 capital expenditures will exceed those incurred in prior periods to meet the needs of the Company's growing base of worksite employees.


Cash provided by financing activities was $3.5 million for the three months ended March 31, 1997 compared to cash provided by financing activities of $5.4 million for the same period in 1996. Cash flows from financing activities during 1997 resulted primarily from the Company's borrowing (see below) and the sale of the Company's Common Stock upon exercise of options, offset by cash used to fund bank overdrafts of acquired companies.


At March 31, 1997 and March 31, 1996, the Company had cash and cash equivalents of $12.6 million and $18.4 million, respectively. Cash and cash equivalents are generally invested in high investment grade instruments with maturities of less than 90 days. Certain amounts of restricted cash and investments (see below) may have maturities beyond 90 days but are highly liquid. The Company generally maintains large cash balances to meet its daily payroll and payroll tax obligations. The Company is implementing a nationwide cash management program to minimize the requirement for cash on hand, though as the business continues to grow, cash requirements to meet daily obligations will increase. The Company is required through its fronting arrangements to maintain restricted cash and investments to secure the future payment of workers' compensation losses. Such restricted cash and investments have been calculated by the Company's fronting carriers based on estimates of the future growth in the Company's business and ultimate losses on such business. For this purpose, ultimate losses are actuarially determined by the fronting carriers utilizing industry-wide data and regulatory requirements which may not reflect the Company's historical or expected ultimate losses. Restricted cash and investments is classified as a current asset as the Company settles and pays most workers' compensation claims within one year from occurrence. The Company cannot access restricted cash and investments without the agreement of Reliance. At March 31, 1997 $13.5 million was on deposit at Camelback as restricted cash and investments.

At March 31, 1997 and December 31, 1996, the Company had working capital of $31.9 million and $30.4 million, respectively.

Assuming continued growth of the Company's full-service PEO business and stand-alone risk management/workers' compensation services program, the Company anticipates that it will be required under its arrangements with its insurers to set aside increasing amounts of funds for payment of claims and related administrative costs.

Under Bermuda law, Camelback must maintain statutory capital and surplus in an amount equal to at least 20% of the net premiums written through the Company's fronting arrangements, provided that the percentage requirement is reduced to 10% at such time as annualized premium volume reaches $6,000,000. To create additional flexibility by having the internal resources to operate similar programs with other insurers, the Company is in the process of forming Camelhead Insurance Ltd. (Camelhead). Under Hawaii law, Camelhead will be required to maintain statutory capital and surplus in an amount equal to at least 33-1/3% of the net premiums written through it. Camelhead's initial capital and surplus are expected to be $7.5 million. The laws of the jurisdictions of incorporation also regulate the circumstances under which these insurers may loan funds to their parent company. In the three months ended March 31, 1997, the Company paid to Reliance approximately $5.0 million of which $2.8 million was ceded to the trust account at Camelback for payment of claims. For the same period the Company also paid to Legion approximately $2.6 million of which $2.4 million in loss funds will be ceded to Camelhead when such captive is authorized and activated. Between Reliance and Legion, the Company used cash from operations of approximately $4.9 million to fund its partially self-insured workers' compensation programs in the quarter ended March 31, 1997. In the future, these factors may limit the ability of the Company to execute its planned growth strategy and may limit the ability of Camelback and Camelhead to transfer funds to its parent company (whether via dividend or otherwise).

On August 1, 1996, the Company entered into a three year $35 million revolving credit facility for the purposes of acquisition financing, working capital and other general corporate purposes. The line was expanded to $45 million on October 15, 1996 and to $60 million on February 19, 1997. The revolving credit facility provides for various borrowing rate options including borrowing rates based on a fixed spread of 25 basis points over the prime rate or 250 basis points over the London Interbank Offered Rate (LIBOR), as adjusted upward to reflect applicable reserve requirements. The Company pays a commitment fee of 3/8% on the unused portion of the line. Total costs incurred in obtaining this facility and the expansion were approximately $650,000 and will be amortized over the life of the facility. The line matures on August 1, 1999, and the maximum borrowing will decrease by $3.0 million in each quarter beginning February 1, 1998. The principal loan covenants are as follows: current ratio of at least 1.4 to 1; total liabilities to net worth of not more than 2 to 1; total funded debt to earnings before taxes, depreciation and amortization of not more than 2 to 1. The facility includes certain other covenants and is secured by substantially all of the Company's assets. Since the Company obtained its line of credit in August 1996, the $45.3 million drawn under the line has been used almost exclusively for acquisition financing including: $24.0 million for the acquisition of Leaseway; $9.4 million for the acquisition of the McClary-Trapp Group, and approximately $8.7 million to finance accounts receivable on such acquisitions. At March 31, 1997, the Company had borrowed approximately $45.3 million, and had outstanding $1.5 million in letters of credit, under the credit facility; at that date, the Company's borrowing limit was approximately $54.5 million as a consequence of the combination of the overall line of credit and borrowing covenants. At May 20, 1997, the Company had borrowed approximately $50.3 million and had $2 million in letters of credit, under the credit facility.

The Company has financed its acquisitions through combinations of issuance of Common Stock, borrowing under its credit facility, working capital and assumption of acquired company obligations. The Company's revolving credit facility restricts its ability to consummate any acquisition for more than $10 million or five times earnings before interest, taxes, depreciation and amortization. The Company received a waiver under the revolving credit facility to enter into its agreements to acquire ETIC and CMGR.

Since the Company's borrowing arrangements limit borrowings to two times earnings before income tax, depreciation and amortization, the Company's borrowing capacity would be affected if earnings in future quarters are below the preceding year's quarters, as they were in the first quarter of 1997. Limitations on borrowings (particularly if limits were to go below the Company's current borrowing level) could negatively affect the Company's liquidity and operations, depending upon cash needs at the time.

Subject to the foregoing, management believes that existing cash and cash equivalents, cash generated from ongoing operations, and cash available through its existing line of credit will satisfy the anticipated cash requirements of the Company's current operations for the foreseeable future; however, the Company's ability to continue funding its acquisition strategy is dependent upon its ability to obtain additional funds through equity or debt financing. In the event of a reduction in the borrowing capacity under the current credit arrangements, the Company would need to pursue alternative borrowing strategies or seek equity financing.


Outlook:  Issues and Risks

The Company believes that future growth opportunities in revenues and profits remain available. However, the following issues and risks, among others
(including those discussed elsewhere herein), should also be considered in evaluating its outlook.

Management of Rapid Growth

The Company's success depends, in part, upon its ability to achieve growth and manage this growth effectively. Since its formation, the Company has experienced rapid growth which has challenged the Company's management, personnel, resources and systems. As part of its business strategy, the Company intends to pursue continued growth through its sales and marketing capabilities, acquisitions and marketing alliances. Although the Company intends to expand its management, personnel resources and systems to manage future growth and to assimilate acquired operations, there can be no assurance that the Company will be able to maintain or accelerate its growth in the future or manage this growth effectively. Failure to do so could materially adversely affect the Company's business and financial performance. Because the Company intends to focus in the short term on further integrating prior acquisitions into the Company's operations, the Company does not currently expect 1997 acquisition activity to be as extensive as in 1996. To accommodate growth, the Company relocated its Phoenix operations to new offices in April 1997 and is considering centralizing certain other operations, which moves may result in certain disruptions.

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

Adequacy of Loss Reserves

Under its present workers' compensation arrangements, the Company is responsible for the first $250,000 ($350,000 for certain transportation programs) of each loss with no aggregate limit to the number of losses for which the Company may be liable and under its partially self-insured and self-insured health insurance arrangements, the Company is responsible for the first $100,000 or $75,000 per covered individual per year, depending upon the program. The Company's reserves for losses and loss adjustment expenses under its workers' compensation and health insurance programs are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. Reserves are estimates based on industry data and historical experience, and include judgments of the effects that future economic and social forces are likely to have on the Company's experience with the type of risk involved, circumstances surrounding individual claims and trends that may affect the probable number and nature of claims arising from losses not yet reported. Consequently, loss reserves are inherently uncertain and are subject to a number of highly variable and difficult to predict circumstances. This uncertainty is compounded in the Company's case by its rapid growth and limited experience. For these reasons, there can be no assurance that the Company's ultimate workers' compensation liability will not materially exceed its loss and loss adjustment expense reserves. If the Company's reserves prove to be inadequate, the Company will be required to increase reserves or corresponding loss payments with a corresponding reduction, which may be material, in the Company's net income in the period in which the deficiency is identified.

Loss and Claims Experience

During  the  limited   period  of  time  the  Company  has   operated  its  risk
management/workers' compensation programs, it believes that it has achieved a below average loss experience ratio primarily due to its selective evaluation process, safety programs, active claims management and maintenance of its accidental death and dismemberment policy. However, the Company may experience adverse development on prior losses, and in any event not be able to maintain such a loss experience over a longer period of time. Future loss experience could increase due to weakened underwriting standards as a result of internal growth, the loss experience of acquired operations, increased competition in the Company's risk management/workers' compensation business or other factors which may affect the Company's standards, procedures or claims experience in the future. An increase in the Company's loss experience would decrease the Company's net income and could materially adversely affect the Company's business and financial performance.

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

Tax Code Treatment

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

Credit Risks

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

Litigation

The Company and several of its present and former executive officers and directors have been named as defendants in several actions alleging violations of securities laws with respect to the accuracy of certain statements regarding Company reserves and other disclosures made by the Company and certain of its directors and officers. These suits were filed shortly after a significant drop in the trading price of shares of the Company's common stock in March 1997. While the complaints do not specify damages, the Company expects the requests to be substantial. The Company believes the claims are without merit, and intends to defend these actions vigorously. However, the cost of defending these actions could have a material adverse effect on the Company's results of operations in future periods, and their ultimate resolution could have a material adverse effect on the Company's results of operations and financial condition. In addition, publicity relating to the litigation could have a negative effect on the Company's relationships with its current and prospective clients, employees and suppliers.

Client Relationships

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

Through recent acquisitions and internal growth, the percentage of Company's clients in the transportation industry has increased. While the Company has targeted this industry, which it believes could benefit from Company services and expertise, increased concentration in a single industry could make the Company more subject to risks and trends of that industry. Also, certain aspects of the transportation industry may be subject to particular risks, such as the risk of property damage, injury and death from accidents inherent in the operation of a motor vehicle. In addition, the Company is providing driver leasing services, in which the Company acts as sole employer, which results in increased employee related litigation and otherwise increases risk to the Company as a result of the direct nature of the employment relationship.

Dependence on One Insurer

The Company believes that its risk management/workers' compensation services program has been and will continue to be an important competitive factor in its growth and profitability. The Company's risk management/workers' compensation services program is currently being conducted principally in coordination with one insurer, Reliance. The Company's contract with Reliance is priced annually and is due for renewal on June 1, 1997, and is subject to further annual renewals and pricing decisions. The contract may also be cancelled by Reliance under certain conditions. There can be no assurance that upon expiration of the current term the Company can renew the Reliance program on commercially reasonable terms. The Company would be materially adversely affected by a termination of its arrangements with Reliance if the Company could not quickly make similar arrangements with another insurer. In part to lessen its dependence upon Reliance, the Company is seeking to establish relationships with additional insurers, and has entered into an agreement with Legion for certain Company programs. The Company's ability to make similar arrangements with other insurers is limited, however, because other insurers generally require large segregated books of business in order to lessen the risk of adverse selection by the Company and to maximize the economic potential of the arrangement for the insurer. There can therefore be no assurance that the Company will be able to significantly lessen its dependence on Reliance in the near future.

Uncertainty of Extent of PEO's Liability; Government Regulation of PEOs

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

The Company's standard forms of client service agreement establish the contractual division of responsibilities between the Company and its clients for various personnel management matters, including compliance with and liability under various governmental regulations. However, because the Company acts as a co-employer, and in some instances acts as sole employer, the Company may be subject to liability for violations of these or other laws despite these contractual provisions, even if it does not participate in such violations. The circumstances in which the Company acts as sole employer may expose the Company to increased risk of such liabilities for an employee's actions. The Company has been sued in tort actions alleging responsibility for employee actions (which it considers to be incidental to its business). Although it believes it has meritorious defenses, and maintains insurance (and requires its clients to maintain insurance) covering certain of such liabilities, there can be no assurances that the Company will not be found to be liable for damages in any such suit, or that such liability would not have a materially adverse effect on the Company. Although the client generally is required to indemnify the Company for any liability attributable to the conduct of the client or employee, the Company may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities. In addition, employees of the client may be deemed to be agents of the Company, subjecting the Company to liability for the actions of such employees.

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

Government Regulation Relating to Workers' Compensation Program

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

State regulation requires licensing of persons soliciting the sale of workers' compensation insurance within that state. In certain states, licenses are obtained by individual agents rather than a corporate entity. The Company, or one of its employees, is licensed in 41 states, and has applied to be licensed in others. Although the Company does not believe that its activities require such licenses because it solicits through other licensed entities, the Company may be adversely affected if it is deemed to be making sales without a license in jurisdictions where it is not licensed, or it ceases to maintain necessary licenses upon the departure of the employee who holds certain of such licenses.

Acquisitions

The Company has grown substantially in recent years through the acquisition of other PEO and similar companies. A key component of the Company's long-term growth strategy is to continue to pursue attractive acquisition opportunities. However, there can be no assurance that the Company will be able to find attractive acquisition candidates at reasonable prices or, if it does, that other potential acquirers will not compete successfully with the Company for these candidates. Also, there can be no assurance that the Company will have or be able to obtain the resources necessary to successfully make future acquisitions or to integrate acquired operations into the Company. Because of the need to integrate acquisitions into the Company's operations and the high volume of acquisitions in 1996, the Company does not currently expect 1997 acquisition activity to be as extensive as in 1996. Any significant increase in the number of companies competing with the Company to acquire PEOs would likely increase the cost of acquisitions and thereby limit the Company's ability to grow profitably through acquisitions. In addition, although the Company attempts to evaluate each acquisition candidate thoroughly prior to an acquisition, there can also be no assurance that, once acquired, the Company will be able to integrate the acquired company with the Company's existing operations or achieve acceptable levels of revenues, profitability or productivity from the acquired company.

In addition, because the Company generally accounts for its acquisitions using the "purchase" method of accounting, prior periods are not restated to reflect those acquisitions. Therefore, the Company's period-to-period results may vary significantly as a result of acquisitions.

Health Care Reform Proposals

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

Tax Liabilities

As the employer of record for approximately 1,440 client companies and their 40,800 worksite employees, the Company must account for and remit payroll, unemployment and other employment-related taxes to numerous federal, state and local tax, labor and unemployment authorities, and is subject to substantial penalties for failure to do so. From time to time, the Company has received notices or challenges which may adversely affect its tax rates and payments. The Company has received a letter from the Arizona Department of Economic Security with respect to its unemployment tax rate for the year ended December 31, 1994 which, if determined adversely to the Company, would result in an amount due of approximately $500,000 (before interest and income tax effect). In addition, the Company has notices from the IRS and various states alleging late payment of payroll taxes relating to an acquired company. The penalties proposed to be assessed against the Company total approximately $470,000 for post-acquisition filings, and the penalties to be assessed against the predecessor company total approximately $390,000 for the period during which the Company performed designated management services on behalf of the predecessor. The Company believes that it has defenses to these actions, and has objected vigorously to payment of such past taxes and penalties. However, it is not possible to predict if the Company will be successful in abating these taxes and penalties, or other claims which could arise in the future. The Company would be required to record these amounts as additional expense and liability if, at any time in the future, it appeared probable that the Company would not prevail in these matters.

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

Dependence Upon Certain Officers and Key Employees

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

Volatility of Securities Prices

The market price of the Company's common stock has risen substantially since its initial public offering in August 1993, and in that time has been and may continue to be highly volatile. The market has experienced particularly severe volatility since March 1997. Factors such as the Company's actual or anticipated operating results, acquisition activity, or other announcements by or about the Company or its competitors have, and may continue to have, a significant effect on the market price of the Company's securities. In addition, the Company's Common Stock is quoted on the NASDAQ National Market, which market has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the price of the Company's Common Stock without regard to the operating performance of the Company.

Authorization of Preferred Stock

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

         Not applicable

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

As the Company has previously reported, the Company, and certain of its executive officers, have been named as defendants in several securities actions filed in 1997. While the exact claims and allegations vary, they all allege violations by the Company of Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder, with respect to the accuracy of statements regarding Company reserves and other disclosures made by the Company and certain directors and officers. These suits were filed shortly after a significant drop in the trading price of the Company's Common Stock in March 1997. Each of the actions seek certification of a class consisting of purchasers of securities of the Registrant over specified periods of time. Each of the complaints seeks the award of compensatory damages in amounts to be determined at trial, including interest thereon, and costs of the action, including attorneys fees. The Company believes the actions are without merit and intends to defend the cases vigorously. In addition to actions which were previously disclosed by the Company in its Form 10-K filing, actions known by the Company to have been subsequently filed are:

(a) Ronald P.A. and Sharon M. Gabardon, on behalf of themselves and all others similarly situated, versus Employee Solutions, Inc., Harvey A. Belfer, Marvin D. Brody, Roy Alan Flegenheimer, Edward L. Cain, Jr. and Morris C. Aaron, United States District Court for the District of Arizona, Case No. CIV 97-0676 PHX SMM.

(b)      Kathryn Gallo versus Employee Solutions,  Inc., Marvin D. Brody, Harvey
         A. Belfer, Roy Alan Flegenheimer, Edward L. Cain, Jr. and Morris C. Aaron, United States District Court for the District of Arizona, Case No. CIV 97-0732 PHX SMM.

(c) Marian Cohen versus Employee Solutions, Inc., Marvin D. Brody, Jane Doe Brody, Morris C. Aaron and Jane Doe Aaron, United States District Court for the District of Arizona, Case No. CIV 97-0812 PHX PGR.

(d) Ronald E. Khoury, Sr., on behalf of himself and all others similarly situated, versus Employee Solutions, Inc., Harvey A. Belfer, Marvin D. Brody, Roy Alan Flegenheimer, Edward L. Cain, Jr. and Morris C. Aaron, United States District Court for the District of Arizona, Case No. CIV 97-0910 PHX RGS.

(e) Rebecca S. Pentel and Irwin M. Pentel, on behalf of themselves and all others similarly situated, versus Employee Solutions, Inc., Harvey A. Belfer, Marvin D. Brody, Roy Alan Flegenheimer, Edward L. Cain, Jr. and Morris C. Aaron, United States District Court for the District of Arizona, Case No. CIV 97-1056 PHX ROS.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         --------

         Exhibit
         Number            Description
         ------            -----------------------------------------------------

         3(ii)             Amended and Restated Bylaws, as amended through April
                           30, 1997

         10.1 Reinsurance Agreement effective as of May 1, 1995 (signed on April 4, 1997) between Reliance National Indemnity Company and Reliance Insurance Company, and Camelback Insurance Ltd., including Addendum Number One thereto*

         10.2 Letter Agreement dated March 27, 1997 (and signed March 30, 1997) between the Company and Edward L. Cain, Jr.

         10.3 Letter Agreement dated March 27, 1997 (and signed March 31, 1997) between the Company and Professional Employers Resource Corporation

         27                Financial Data Schedule


* Confidential treatment has been requested for certain portions of this document.




(b)      Reports on Form 8-K.
         --------------------

         The Company filed the following Reports on Form 8-K during the quarter ended March 31, 1997:

         Report dated March 14, 1997, reporting the estimated range of the Company's earnings for the quarter ended December 31, 1996.

         Report dated March 17, 1997, reporting the Company's earnings for the quarter and year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     EMPLOYEE SOLUTIONS, INC.



           Date: May 20, 1997                      /S/ Marvin D. Brody
                                                     ---------------------------
                                                     Chief Executive Officer




                                                   /S/ Morris C. Aaron
                                                     ---------------------------
                                                     Chief Financial Officer





                                                   /S/ John V. Prince
                                                     ---------------------------
                                                     Chief Accounting Officer