Form 10-Q
period 1997-06-30
EMPLOYEE SOLUTIONS INC
filed 1997-08-19
CIK 904897

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
 30,895,534 Common shares, no par value were outstanding as of August 12, 1997.

                            EMPLOYEE SOLUTIONS, INC.

                                    FORM 10-Q

               Quarterly Report for the Period Ended June 30, 1997



--------------------------------------------------------------------------------


                                      INDEX

                                                                                                      Page
PART I.    Financial Information                                                                    Number
                                                                                                    ------
     Item 1.    Financial Statements

                  Consolidated Balance Sheets - June 30, 1997  and
                  December 31, 1996                                                                      2

                  Consolidated Statements of Operations for the
                  Quarter and Six Months Ended June 30, 1997 and 1996                                    3

                  Consolidated Statement of Changes in Stockholders'
                  Equity for the Six Months Ended June 30, 1997                                          4

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1997 and 1996                                                5

                  Notes to Consolidated Financial Statements                                             7

     Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                    12

     Item 3.    Quantitative and Qualitative Disclosure About Market Risk                               27


PART II.    Other Information

     Item 1.    Legal Proceedings                                                                       28

     Item 4.    Submission of Matters to a Vote of Security Holders-                                    28

     Item 6.    Exhibits and Reports on Form 8-K                                                        29


Signatures                                                                                              30

--------------------------------------------------------------------------------

Item 1.    Financial Statements

                            EMPLOYEE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                                       June 30,  December 31,
(Dollars in thousands, except share data)                                                 1997          1996
-------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                             $ 10,609      $ 10,980
Restricted cash and investments                                                         14,000        11,500
Accounts receivable, net                                                                50,407        34,839
Receivable from insurance companies                                                      6,965         5,918
Prepaid expenses and deposits                                                            2,770         1,258
Deferred income taxes                                                                    3,757         1,156
                                                                                      --------      --------

         Total current assets                                                           88,508        65,651

Property and equipment, net                                                              2,105         1,084
Deferred income taxes                                                                     --             539
Goodwill and other assets, net                                                          61,144        58,695
                                                                                      --------      --------

         Total assets                                                                 $151,757      $125,969
                                                                                      ========      ========

LIABILITIES
CURRENT LIABILITIES:
Bank overdraft                                                                        $  2,516      $  2,477
Accrued salaries, wages and payroll taxes                                               31,420        17,586
Accounts payable                                                                         3,282         4,078
Accrued workers' compensation
     and benefits                                                                       11,080         6,927
Income taxes payable                                                                      --             720
Other accrued expenses                                                                   5,191         3,414
                                                                                      --------      --------

         Total current liabilities                                                      53,489        35,202
                                                                                      --------      --------

Deferred income taxes                                                                     --             111
                                                                                      --------      --------

Long-term debt                                                                          47,300        42,800
                                                                                      --------      --------

Other long-term liabilities                                                              1,349         1,349
                                                                                      --------      --------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock,  nonvoting, no par value, 10,000,000 shares authorized, no shares in 1997 and 1996
   issued and outstanding                                                                 --            --
Common stock, no par value,
   75,000,000 shares authorized, 30,895,534 shares
   issued and outstanding June 30, 1997, 30,729,433
   shares issued and outstanding December 31, 1996                                      31,747        30,145
Retained earnings                                                                       17,872        16,362
                                                                                      --------      --------

         Total stockholders' equity                                                     49,619        46,507
                                                                                      --------      --------

         Total liabilities and stockholders' equity                                   $151,757      $125,969
                                                                                      ========      ========

------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                                 Quarter ended June 30,              Six months ended June 30,
                                                        -------------------------------       --------------------------------
(Dollars in thousands, except share data)                       1997               1996               1997               1996
------------------------------------------------------------------------------------------------------------------------------

Revenues                                                $    226,058       $     91,007       $    422,024       $    164,942
                                                        ------------       ------------       ------------       ------------

Cost of revenues:
Salaries and wages of worksite employees                     182,439             71,059            338,348            128,777
Healthcare and workers' compensation                          16,038              4,932             31,109              7,508
Payroll and employment taxes                                  15,696              6,190             30,414             12,161
                                                        ------------       ------------       ------------       ------------

                  Cost of revenues                           214,173             82,181            399,871            148,446
                                                        ------------       ------------       ------------       ------------

Gross profit                                                  11,885              8,826             22,153             16,496

Selling, general and administrative expenses                   8,499              3,429             15,912              6,975
Depreciation and amortization                                  1,083                334              2,048                654
                                                        ------------       ------------       ------------       ------------

                  Income from operations                       2,303              5,063              4,193              8,867

Other income (expense):
Interest income                                                  252                223                447                410
Interest expense and other                                    (1,181)                (4)            (2,123)                (7)
                                                        ------------       ------------       ------------       ------------

Income before provision for income taxes                       1,374              5,282              2,517              9,270

Income tax provision                                             550              2,166              1,007              3,801
                                                        ------------       ------------       ------------       ------------

                  Net income                            $        824       $      3,116       $      1,510       $      5,469
                                                        ============       ============       ============       ============

Net income per common and common equivalent share:
Primary                                                 $        .03       $        .10       $        .05       $        .17
                                                        ============       ============       ============       ============

Fully diluted                                           $        .03       $        .10       $        .05       $        .17
                                                        ============       ============       ============       ============

Weighted average number of common and common
     equivalent shares outstanding:
Primary                                                   32,003,224         32,564,993         32,549,438         32,200,621
                                                        ============       ============       ============       ============

Fully diluted                                             32,004,592         32,564,993         32,549,438         32,276,888
                                                        ============       ============       ============       ============

------------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


--------------------------------------------------------------------------------

                                                                    For the six months ended June 30, 1997
                                                        --------------------------------------------------
                                                                                                     Total
                                                        Preferred       Common      Retained  Stockholders'
(Dollars in thousands, except share data)                   Stock        Stock      Earnings        Equity
-----------------------------------------------------------------------------------------------------------
BALANCE,  December 31, 1996                               $  --        $30,145      $16,362        $46,507

Issuance of 166,101 shares of common stock in
connection with exercise of stock options                                  414                         414
Tax benefit related to the exercise of stock options                     1,188                       1,188
Net income                                                                  --        1,510          1,510
                                                          -------      -------      -------        -------


BALANCE,  June 30, 1997                                   $  --        $31,747      $17,872        $49,619
                                                          =======      =======      =======        =======

-----------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



--------------------------------------------------------------------------------

                                                                   Six months ended June 30,
                                                                  --------------------------
(Dollars in thousands)                                                 1997            1996
--------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                      $ 405,409       $ 150,938
Cash paid to suppliers and employees                               (397,140)       (147,365)
Interest received                                                       447             330
Interest paid                                                        (2,065)             (6)
Income taxes paid, net of refunds                                    (3,900)         (6,066)
                                                                  ---------       ---------

         Net cash provided by (used in) operating activities          2,751          (2,169)
                                                                  ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                   (1,143)           (416)
Business acquisitions                                                (4,307)         (1,628)
Cash invested in restricted cash and investments                     (2,500)         (2,358)
Issuance of notes receivable, and other net                            --              (439)
                                                                  ---------       ---------

         Net cash used in investing activities                       (7,950)         (4,841)
                                                                  ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                              4,500            --
Proceeds from issuance of common stock                                  414           7,491
Decrease in bank overdraft and other                                    (86)         (3,792)
                                                                  ---------       ---------

         Net cash provided by financing activities                    4,828           3,699
                                                                  ---------       ---------

Net decrease in cash and cash equivalents                              (371)         (3,311)

CASH AND CASH  EQUIVALENTS, beginning of period                      10,980          14,029
                                                                  ---------       ---------

CASH AND CASH  EQUIVALENTS, end of period                         $  10,609       $  10,718
                                                                  =========       =========

--------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


--------------------------------------------------------------------------------

                                                                                     Six months ended June 30,
                                                                                     -------------------------
(Dollars in thousands)                                                                    1997           1996
--------------------------------------------------------------------------------------------------------------


RECONCILIATION OF NET INCOME TO NET CASH (USED IN)
PROVIDED BY OPERATING ACTIVITIES:
Net income                                                                            $  1,510       $  5,469
                                                                                      --------       --------

ADJUSTMENTS  TO RECONCILE NET INCOME TO NET CASH (USED IN) PROVIDED BY OPERATING
ACTIVITIES:
Depreciation and amortization                                                            2,048            654
Loss on sale of fixed assets                                                                58           --
Increase in accounts receivable, net                                                   (15,568)       (14,034)
Increase in insurance company receivable                                                (1,047)          --
Increase in prepaid expenses and deposits                                               (1,512)          (982)
(Increase) decrease in deferred income tax                                              (2,173)           138
Decrease (increase) in other assets                                                      1,187            (80)
Increase in accrued salaries,
      wages and payroll taxes                                                           13,834          7,653
Increase in accrued workers' compensation
      and health insurance                                                               4,153            944
Decrease in other long term liabilities                                                   --             (113)
Decrease in accounts payable                                                              (796)          (688)
Decrease in income taxes payable                                                          (720)        (2,376)
Increase in other accrued expenses                                                       1,777          1,246
                                                                                      --------       --------

                                                                                         1,241         (7,638)
                                                                                      --------       --------

         Net cash provided by (used in) operating activities                          $  2,751       $ (2,169)
                                                                                      ========       ========

--------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 1997, $1.2 million was derived as a tax benefit for the exercise of stock options during the period.




        The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. Results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Principles of Consolidation

The consolidated financial statements include the activities of Employee Solutions, Inc. and its wholly owned subsidiaries from their respective acquisition date. All acquisitions were accounted for as purchases. All significant intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified from prior years to conform with current year presentation.

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

Net Income Per Common and Common Equivalent Share

The Company used the treasury stock method to compute net income per share. The computation of adjusted net income and weighted average common and common equivalent shares used in the calculation of income per common share is as follows:

--------------------------------------------------------------------------------

                                                                         1997                                 1996
                                               ------------------------------      -------------------------------
                                                                        Fully                                Fully
(Dollars in thousands, except share data)           Primary           Diluted           Primary            Diluted
------------------------------------------------------------------------------------------------------------------
                                                                                       Three months ended June 30,
                                               -------------------------------------------------------------------
Weighted average of
common shares outstanding                        30,888,061        30,888,061        30,413,227         30,413,227

Dilutive effect of options
and warrants outstanding                          1,115,163         1,116,531         2,151,766          2,151,766
                                               ------------      ------------      ------------       ------------

Weighted average of common
and common equivalent
shares                                           32,003,224        32,004,592        32,564,993         32,564,993
                                               ============      ============      ============       ============

Net income                                     $        824      $        824      $      3,116       $      3,116
Adjustments to net income                               (20)              (20)               (6)                (6)
                                               ------------      ------------      ------------       ------------

Adjusted net income for
   purposes of the income per
   common share calculation                    $        804      $        804      $      3,110       $      3,110
                                               ============      ============      ============       ============

Net income per common and
   common equivalent share                     $       0.03      $       0.03      $       0.10       $       0.10
                                               ============      ============      ============       ============


                                                                                         Six months ended June 30,
                                               -------------------------------------------------------------------
Weighted average of
common shares outstanding                        30,840,094        30,840,094        30,175,511         30,175,511

Dilutive effect of options
and warrants outstanding                          1,709,344         1,709,344         2,025,110          2,101,377
                                               ------------      ------------      ------------       ------------

Weighted average of common
and common equivalent
shares                                           32,549,438        32,549,438        32,200,621         32,276,888
                                               ============      ============      ============       ============

Net income                                     $      1,510      $      1,510      $      5,469       $      5,469
Adjustments to net income                               (32)              (32)              (12)               (12)
                                               ------------      ------------      ------------       ------------

Adjusted net income for
   purposes of the income per
   common share calculation                    $      1,478      $      1,478      $      5,457       $      5,457
                                               ============      ============      ============       ============

Net income per common and
   common equivalent share                     $       0.05      $       0.05      $       0.17       $       0.17
                                               ============      ============      ============       ============

------------------------------------------------------------------------------------------------------------------

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


(3)      ACQUISITIONS:

Acquisition of ETIC Corporation

On February 1, 1997, the Company completed the acquisition of the principal assets of ETIC Corporation, d/b/a Employers Trust (ETIC). The purchase price was $30,000 plus five times ETIC's total pre-tax income for the 12-month period ending January 31, 1998. At closing, $855,000 was paid in cash. The excess purchase price over net assets acquired was approximately $994,000 which has been recorded as goodwill. The final payment of purchase price is due on or before April 30, 1998, and will be paid in cash. ETIC is a Cincinnati, Ohio based PEO with a client base consisting primarily of light industrial, transportation and construction companies, with approximately 150 clients and 2,000 worksite employees.

Acquisition of CMGR Companies

On February 17, 1997, the Company completed the acquisition of the principal assets of CMGR, Inc., and Humasys (collectively, CMGR) for $3.85 million. At closing, $2.35 million was paid in cash. The excess purchase price over net assets acquired was approximately $2.6 million which has been recorded as goodwill. An interim payment of $500,000 toward the purchase price is due six months after the closing. Final payment is due on or before April 18, 1998 and is subject to certain client retention factors. CMGR is a New Jersey based PEO with a client base consisting primarily of professional, service and light industrial companies, with approximately 75 clients and 1,700 worksite employees.


(4)      UNAUDITED PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma combined financial data gives effect to the combined historical results of operations of the Company and TEAM Services and Leaseway Personnel Corp. (Leaseway), which were acquired in 1996, for the six months ended June 30, 1996, and assumes that the acquisitions had been effective as of the beginning of such period and compares the pro forma results in 1996 to actual results in 1997.

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

--------------------------------------------------------------------------------

                                                           For the six months ended June 30,
                                                           ---------------------------------
(Dollars in thousands, except share data)                   1997 Actual      1996 Pro Forma
--------------------------------------------------------------------------------------------
Total revenues                                              $   422,024      $   245,592
Net income                                                        1,510            6,106
Net income per common and common equivalent share
         Primary                                                    .05              .19
         Fully diluted                                              .05              .19
Weighted average number of common and common
    equivalent shares outstanding
         Primary                                             32,549,438       32,200,621
         Fully diluted                                       32,549,438       32,276,888

--------------------------------------------------------------------------------------------

(5)     ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share. The statement establishes standards for computing and presenting earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. SFAS No. 128 is effective for financial statement periods ending after December 15, 1997. Adoption of SFAS No. 128 would have the following effect on the June 30, 1997 and 1996 financial statements:

--------------------------------------------------------------------------------

                                                                                1997                                 1996
                                                   ---------------------------------  -----------------------------------
(Dollars in thousands, except share data)             Income       Shares  Per Share       Income       Shares  Per Share
                                                                                                    Quarter ended June 30,
                                                   ----------------------------------------------------------------------
Earnings per common share                                                  $     .03                            $     .10
                                                                           =========                            =========
Earnings per common share - assuming dilution                              $     .03                            $     .10
                                                                           =========                             ========

Basic earnings per share
    Income available to
       common stockholders                         $     804   30,888,061  $     .03  $     3,110   30,413,227  $     .10
Effect of Dilutive Securities
    Common Stock Options                                        1,115,163                            2,151,766
                                                   ---------  -----------  ---------  -----------  -----------

Diluted earnings per share                         $     804   32,003,224  $     .03  $     3,110   32,564,993  $     .10
                                                   =========  ===========  =========  ===========  ===========  =========

                                                                                                 Six months ended June 30,
                                                   ----------------------------------------------------------------------
Earnings per common share                                                  $     .05                            $     .17
                                                                           =========                            =========
Earnings per common share - assuming dilution                              $     .05                            $     .17
                                                                           =========                            =========

Basic earnings per share
    Income available to
       common stockholders                         $   1,478   30,840,094  $     .05  $     5,457   30,175,511  $     .18
Effect of Dilutive Securities
    Common Stock Options                                        1,709,344                            2,025,110
                                                   ---------  -----------  ---------  -----------  -----------

Diluted earnings per share                         $   1,478   32,549,438  $     .05  $     5,457   32,200,621  $     .17
                                                   =========  ===========  =========  ===========  ===========  =========

-------------------------------------------------------------------------------------------------------------------------


(6)      CONTINGENCIES:

The Company has received a letter from the Arizona Department of Economic Security indicating that the Company has been assigned a higher state unemployment tax rate for calendar year 1994 than the Company believes it is entitled to. In consultation with legal counsel the Company believes that based on Arizona Revised Statutes it is entitled to the lower rate. If it was ultimately determined that the higher rate applies, the Company would owe $500,000 (before interest and the income tax effect) more than is reflected in the Company's financial statements. As of June 30, 1997, the compounded interest totaled approximately $170,000.

The Company received payroll tax penalty notices from the Internal Revenue Service (IRS) and various states, relating to the acquired operations of Hazar alleging certain late payment of payroll taxes. The penalties proposed to be assessed against the Company totaled approximately $470,000 and have been abated in totality by the IRS during the quarter ended June 30, 1997. The penalties to be assessed against Hazar have been revised down by the IRS to a maximum of approximately $130,000 from approximately $390,000 for the period during which the Company performed designated management services on behalf of the predecessor. The Company has been informed that the IRS is also considering abatement of these penalties.

The Company, and certain of its present and former executive officers and directors, have been named as defendants in several actions filed in 1997. While the exact claims and allegations vary, they all allege violations by the Company of Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder, with respect to the accuracy of statements regarding Company reserves and other disclosures made by the Company and certain directors and officers. These suits were filed shortly after a significant drop in the trading price of the Company's common stock in March 1997. Each of the actions seeks certification of a class consisting of purchasers of securities of the Registrant over specified periods of time. Each of the complaints seeks the award of compensatory damages in amounts to be determined at trial, including interest thereon, and costs of the action, including attorney's fees. The suits have been consolidated before a single judge of the U.S. District Court in Phoenix, Arizona. The Court has before it motions by the plaintiffs for the appointment of representative plaintiffs and approval of selection of lead counsel. Once these motions are ruled upon, it is anticipated that a consolidated, amended complaint will be filed. The Company believes the actions are without merit and intends to defend the cases vigorously.

From time to time, the Company is named as a defendant in lawsuits in the ordinary course of business. These lawsuits are not considered to have a material impact on the Company.

The Company believes that it has meritorious defenses to the lawsuits facing it, including those mentioned above, and intends to assert such defenses vigorously. However, it is not possible to predict whether such defenses will be successfully asserted in all cases. The Company would be required to record an expense and liability as to any matter if, at any time in the future, it became probable that the Company would not prevail in such matter.

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

Except for the historical information contained herein, the discussion in this Form 10-Q contains or may contain forward-looking statements (which include statements in the future tense and statements using the terms "believe," "anticipate," "expect," "intend" or similar terms) that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Management's Discussion and Analysis (particularly in "Outlook: Issues and Risks" in "Item 1 - Business" and "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Report on Form 10-K for the year ended December 31, 1996, as well as those factors discussed elsewhere herein or in any document incorporated herein by reference.

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

Revenues from stand-alone risk management/workers' compensation services consist primarily of gross premiums charged to clients for such services. The Company also receives fee income for certain other types of services, such as those in connection with its driver leasing program.

Costs of Revenues

The Company's primary direct costs of revenues include salaries and wages paid to worksite employees, employment related taxes, costs of health and welfare benefit plans, and workers' compensation insurance costs.

The largest component of direct costs is salaries and wages to worksite employees. Although this cost is generally directly passed through to clients, the Company is responsible for payment of these costs even if not reimbursed by its clients. The Company has begun extending credit terms to clients in certain industries. See "Outlook: Issues and Risks - Credit Risks" herein.

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

Workers' compensation costs, whether relating to PEO worksite employees or the Company's stand-alone risk management/workers' compensation program, include the costs of claims up to the retention limits relating to the

Company's workers' compensation program, administrative costs, premium taxes and excess reinsurance premiums, and accidental death and dismemberment insurance which the Company maintains to limit certain of its losses. In its arrangements with the Reliance Group of Insurance Companies (Reliance) through the Company's wholly-owned insurance subsidiary, the Company retains workers' compensation liabilities up to certain specified amounts. The Company maintained a similar program with Legion Insurance Company (Legion) which it terminated effective August 1, 1997 due to cost and capital considerations. Accrued workers' compensation claims liability is based upon estimates of reported and unreported claims and the related claims and claims settlement expenses in an amount equal to the retained portion of the expected total incurred claim. The Company's accrued workers' compensation reserves are primarily based on industry-wide data, and to a lesser extent, the Company's past claims experience up to the retained limits. The liability recorded may be more or less than the actual amount of the claims when they are submitted and paid. While the Company believes that its reserves are adequate for future claims expense, there can be no assurance that this will be the case. See "Outlook: Issues and Risks." Changes in the liability are charged or credited to operations as the estimates are revised. Administrative costs include fees paid to Reliance and Legion and costs of claims management by third party administrators. Premium taxes include taxes and related fees paid to various states based on premiums written. Premium for excess reinsurance relates to premium payments to the Company's insurers for the retention of risks above specified limits.

Health care and other employee benefits costs consist of medical and dental insurance premiums, payments of and reserves for claims subject to deductibles and the costs of vision care, disability, life insurance and other similar benefit plans. The Company's health care benefit plans consist of a mixture of fully-insured programs and partially self-insured programs with specific and, in one program, aggregate stop-loss insurance. The Company recognizes a liability for partially self-insured health insurance claims at the time a claim is reported to the Company by the third party claims administrator, and also provides for claims incurred, but not reported based on industry-wide data and the Company's past claims experience. The liability recorded may be more or less than the actual amount of ultimate claims. While the Company believes that its reserves are adequate for future claims expense, there can be no assurance that this will be the case. See "Outlook: Issues and Risks" herein.

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

Operating Results

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


Three and Six Months Results of Operations - June 30, 1997 Compared to June 30, 1996.

--------------------------------------------------------------------------------

                                            Three months ended June 30,                   Six months ended June 30,
                                    -----------------------------------     ---------------------------------------
                                                   Percent                                  Percent
(Dollars in thousands)                   1997       Change         1996            1997      Change            1996
-------------------------------------------------------------------------------------------------------------------
Revenues                            $ 226,058          148%   $  91,007      $  422,024         156%    $   164,942

Cost of revenues                      214,173          161       82,182         399,871         169         148,446

Gross profit                           11,885           35        8,826          22,153          34          16,496

Selling, general and administrative     8,499          148        3,429          15,912         128           6,975

Depreciation and amortization           1,083          224          334           2,048         213             654

Interest income                           252           13          223             447           9             410

Interest expense                        1,123           --            4           2,065          --               7

Net income                                824          (75)       3,116           1,510         (72)          5,469

-------------------------------------------------------------------------------------------------------------------

Revenues

Revenues increased to $226.1 million for the quarter ended June 30, 1997 from $91.0 million for the quarter ended June 30, 1996, a 148% increase. For the six months ended June 30, 1997, revenue was $422.0 million compared to $164.9 million for the six months ended June 30, 1996, an increase of 156%. Acquisitions, and the addition of US Xpress, Inc. and affiliates (US Xpress) as a PEO client, primarily accounted for the increase in revenues between the periods. Growth was in part offset by factors such as attrition of clients and competitive pressures in the PEO and workers' compensation industry. Excluding the effects of US Xpress and the full quarter benefit of companies acquired in February 1997, internal growth, net of attrition, was not significant for the quarter ended June 30, 1997. The number of worksite employees increased to approximately 42,900 covering 1,444 client companies at June 30, 1997 from approximately 24,300 covering 963 client companies at June 30, 1996. In addition, at June 30, 1997 the Company provides risk management/workers' compensation services to approximately 13,900 employees covering 64 employers as compared to approximately 15,000 employees covering 65 employers at the same period last year. The decrease in the number of employees covered under the Company's risk management/workers' compensation services was in part due to the conversion of certain stand-alone clients to PEO clients via acquisition. Revenues related to stand-alone risk management/workers' compensation services were $3.6 million for the second quarter of 1997 and $7.1 million for the six months ended June 30, 1997 (which included first quarter nonrecurring revenue of approximately $1.0 million related to stand-alone workers' compensation premiums that were under-billed for policies written in the previous year) compared with revenues of $5.1 million and $8.5 for the second quarter and six months ended June 30, 1996. In addition, revenues for risk management/workers' compensation services include approximately $600,000 and $900,000 for the three and six month periods ended June 30, 1997, respectively, related to a single customer as to which disputes have arisen. The Company has provided reserves for such amounts and is considering what further action, including litigation, may be necessary to collect these amounts. See "Liquidity and Capital Resources".

The Company began in late 1996 to experience the effects of competition and a general weakening in the workers' compensation and employee benefits markets, which slowed revenue growth. This trend has continued into 1997 and is continuing to be experienced by the Company. Stand-alone policies, subject to renewal, in place at June 30, 1997 represent annualized premiums of approximately $11.3 million.

Cost of revenues

Cost of revenues increased 161%, to $214.2 million in the three months ended June 30, 1997 from $82.2 million for the three months ended June 30, 1996. For the six month period ended June 30, 1997 the cost of revenues were $399.9 million compared to $148.4 million for the same period in 1996, representing a 169% increase. This increase is primarily due to the increase in the Company's business as previously described and as described below.

Included in the results for the three months ended June 30, 1997 are reductions of $374,000 of workers' compensation expense and $100,000 of payroll tax and related fees related to certain driver per diem/expense reimbursement programs and approximately $1.1 million related to retrospective rate adjustments on workers' compensation programs. The realization of the amount of expense savings related to the per diem/expense reimbursement program is subject to successful implementation of the program by the Company. Of the above amounts, approximately $900,000 relates to prior periods.

Workers' compensation losses for the second quarter and six months ended June 30, 1997 were $5.2 and $9.2 million, respectively. The Company believes that the overall results of the Company's risk management/workers' compensation program as measured against industry data can be attributed to the Company's selectivity in new client acceptance, the effective use of safety inspections and safety programs and its ability to manage and close open claims coupled with stop losses of $250,000 and $350,000 per occurrence, the maintenance of accidental death and dismemberment insurance through the Chubb Group of Insurance Companies (Chubb) and a 30-day cancellation capability on PEO business. Although the Company believes its internal method of establishing reserves continues to be appropriate, the Company commissioned an independent third party actuarial review of the Company's workers' compensation reserves at year end 1996, as it had for year end 1995. In the 1996 review, the actuary primarily relied on industry-wide data, while taking into account to a lesser extent than in past reviews ESI's specific risk structure and philosophy in determining its findings. Although the Company believes that determining reserves based more heavily upon its actual historical experience is appropriate and adequately addressed its exposure, it determined to adopt the reserve levels determined by the review for the year ended December 31, 1996, and to use similar methodologies going forward which may have an impact on future periods. The Company has also increased its internal risk per occurrence to $500,000 in Ohio and Washington, as a result of the Company becoming a self-insurer under those states' monopolistic workers' compensation structures. See "Adequacy of Loss Reserves" and "Loss and Claims Experience" below in "Outlook: Issues and Risks" for a further explanation of risks and uncertainties relating to the Company's establishment of reserves.

The following table provides an analysis of the Company's workers' compensation reserves from its partially self-insured programs for the following periods:

--------------------------------------------------------------------------------

                                                   Quarter ended     Year ended
                                         -----------------------    -----------
                                          June 30,      March 31,   December 31,
(Dollars in thousands)                       1997           1997           1996
--------------------------------------------------------------------------------
Reserve - Beginning of period            $  6,764       $  5,154       $  1,052

Provision for losses                        5,236          3,964         10,034

Payments                                   (3,591)        (2,354)        (5,932)
                                         --------       --------       --------

Reserve - End of period                  $  8,409       $  6,764       $  5,154
                                         ========       ========       ========

--------------------------------------------------------------------------------

The following table summarizes certain indicators of performance regarding the Company's risk services department's ability to close out workers' compensation claims in each of the following periods:

--------------------------------------------------------------------------------

                                                   Approximate       Approximate
                                                         Total       Open Claims
Incurred Claims by                                   Number of          June 30,
   Calendar Period                                      Claims              1997
--------------------------------------------------------------------------------

  Six months ended
------------------
     June 30, 1997                                      2,280              1,407

        Year ended
------------------
  December 31, 1996                                     3,408                659

  December 31, 1995                                     1,036                 57

  December 31, 1994                                       100                  0
                                                        -----              -----
                                                        6,824              2,123
                                                        =====              =====

--------------------------------------------------------------------------------


Gross profit

The Company's gross profit margin was 5.3% for the second quarter ended June 30, 1997, compared to 9.7% for the same period in 1996. The gross profit margin for the six month period ended June 30, 1997 of 5.2% was down from 10.0% for the six month period ended June 30, 1996. This decrease primarily was attributable to the change in mix of the Company's stand-alone risk management/workers' compensation program revenues relative to the revenues derived from the Company's PEO business. In addition, while a significant portion of the Company's total 1997 revenue was derived from US Xpress, as discussed previously, the gross profit was negligible for the six month period ended June 30, 1997. Increased competition in all areas of the Company's business along with higher workers' compensation claims costs, as discussed previously, all negatively affected the gross profit margin in 1997. The Company generally earns a higher gross profit margin on revenues derived from its stand-alone risk management/workers' compensation services than on revenues derived from the Company's full-service PEO business, as PEO revenues generally include significant (and substantially offsetting) revenue and expense items for payroll and payroll-related costs for the worksite employees. Accordingly, the Company's overall margin is affected in significant part by the mix of revenues derived from full-service PEO clients and clients for which the Company provides only risk management/workers' compensation services. Stand-alone risk management/workers' compensation services revenue decreased from 3.6% of total revenues for the second quarter of 1996 to 1.6% in the second quarter of 1997.

Selling, general and administration

Selling, general and administrative expenses for the quarter ended June 30, 1997 increased by approximately $5.1 million to $8.5 million, or 148%, from $3.4 million for the quarter ended June 30, 1996. For the six month period ended June 30, 1997 and 1996, respectively, selling, general and administrative expenses totaled $16.0 million compared to $7 million, or a 128% increase. Factors contributing to the increase in selling, general and administrative expenses in 1997 over 1996 are the inclusion of the operations of various acquisitions, an increase from 139 corporate employees at June 30, 1996 to 271 at June 30, 1997, and the relocation of the Company's office space. Included in the increase in costs from acquisitions were expenses for TEAM Services and Leaseway, acquired in the second and third quarter of 1996, respectively, and which historically have maintained a higher ratio of selling, general and administrative expense to gross profit than the Company. These factors which caused increases in selling, general and administrative expense were partially mitigated by improved systems utilization and economies of scale achieved within the Company's operations. The Company's insurance costs have increased due primarily to the Company's growth. The Company is reviewing the cost effectiveness of all corporate insurance programs. Commission expenses increased in the three and six months ended June 30, 1997 compared to the same periods in 1996 due to the increase in revenues discussed. Selling, general and administrative expenses are expected to continue to increase to meet the needs of new business, though the Company has initiated efforts to improve efficiencies. The most extensive growth in selling, general and administrative expenses has been in the finance and risk services departments. In addition, the Company signed a seven year lease on new office space in Phoenix, Arizona containing significantly more space at higher rates than its previous facilities. The annual rental increase of approximately $1 million, began in April 1997. The Company also expects that costs for professional services will increase in 1997 as a result of litigation recently brought against the Company; see "Outlook: Issues and Risks - Litigation" below.

Depreciation and amortization

Depreciation and amortization represented depreciation of property and equipment and amortization of organizational costs, customer lists and goodwill. Total depreciation and amortization expense for the three months ended June 30, 1997 was $1.1 million compared to $334,000 for the period ended June 30, 1996. For the six month period ended June 30, 1997, depreciation and amortization expense totaled $2.0 million compared to $654,000 for the six month period ended June 30, 1996. The increase was due primarily to depreciation of new phone and computer systems and goodwill amortization resulting from acquisitions, with Leaseway and McClary-Trapp being the most significant. In addition, the Company acquired ETIC and CMGR in February of 1997. Goodwill amortization of these acquisitions was recognized from the date of acquisition. Because the Company intends to focus in the short term on further integrating prior acquisitions, the Company does not currently expect 1997 acquisition activity to be as extensive as in 1996.

Interest

Interest income increased to $252,000 for the three months ended June 30, 1997 from $223,000 for the same period in 1996. For the six month period ended June 30, 1997 interest income totaled $447,000 compared to $410,000 for the six months ended June 30, 1996. The increase in interest income is primarily due to interest earned on both the restricted cash and investments held for the future payment of workers' compensation claims at Camelback Insurance Ltd. (Camelback) and cash held at the corporate level. Interest expense increased to $1.1 million for the three months ended June 30, 1997, from $4,000 for the three months ended June 30, 1996. Interest expense for the six month period ended June 30, 1997 totaled $2.1 million compared to $7,000 for the six month period ended June 30, 1996. The increase in interest expense is primarily due to interest accrued on the Company's revolving line of credit. The line was first utilized in August 1996 and had average outstanding balances of $49.6 million and $46.6 million for the three months and six months ended June 30, 1997, respectively. Interest expense will continue in future periods depending upon amounts borrowed under the revolving credit facility. See "Liquidity and Capital Resources" below.

Effective tax rate

The Company's effective tax rate provides for federal, state and local income taxes. The effective tax rate for the six months ended June 30, 1997 was 40% as compared to 41% for the six months ended June 30, 1996. The tax rate used in each quarterly reporting period generally is an estimate of the Company's effective tax rate for the calendar year. The 1997 rate reflects the increased operations of the Company's wholly-owned subsidiary, Camelback, which pays state premium tax rather than state income tax. Although the Company believes that it has structured its Camelback arrangements to qualify for such tax treatment, any disallowance of this tax treatment could materially affect the Company's results of operations for the current fiscal year and future fiscal years. The Company's effective tax rate will vary from time to time depending primarily on the mix of profits derived from Camelback and the Company's various other profit centers, the magnitude of nondeductible items relative to overall profitability and other factors. The Company's estimated effective tax rate for financial reporting purposes for 1997 is also based on estimates of the following items that are not deductible for tax purposes:(a) amortization of certain goodwill, and (b) one-half of the per diem allowance relating to meals paid to truck drivers under a Company sponsored program.


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


Liquidity and Capital Resources

The Company defines liquidity as the ability to mobilize cash to meet operating, capital and acquisition financing needs. The Company's primary sources of cash in the quarter ended June 30, 1997 were from financing activities and operations.

Cash provided by operating activities was $2.8 million during the six months ended June 30, 1997 compared to cash used in operating activities of $2.2 million during the same period of 1996. Operating cash flows are derived from customers for full PEO services rendered by the Company and for stand-alone risk management/workers' compensation services. Payments from PEO customers typically are received on or within a few days of the date on which payroll checks are delivered to customers, and cover the cost of the payroll, payroll taxes, insurance, other benefit costs and the Company's administration fee. The acquisitions of TEAM Services, Leaseway and certain companies in the McClary-Trapp Group and the Company's stand-alone program adversely affected the Company's operating cash flows as these operations extend credit terms generally from 15 to 45 days as is customary in their respective markets segments. Stand-alone risk management/workers' compensation services are billed in accordance with individual policies. The Company also extends credit terms for certain of its stand-alone risk management/workers' compensation clients by billing less than the expected premium over the policy term, with the difference paid on a deferred basis after the end of a policy year. In addition, accounts receivable were increased because of the results of audits of stand-alone workers' compensation policies which began in the first quarter of 1997. These audits have indicated additional amounts due to the Company based upon changes during the policy year, which are being billed to customers. The amounts due as a result of the audits include $1.0 million recognized in the first quarter of 1997 which relate to prior periods. If the Company expands in these market segments or enters into new market segments, or extends credit terms to additional clients, its working capital requirements may increase. Included in other assets is a net receivable of $2.9 million from a single customer as to which disputes have risen. Although the Company believes the amount is collectible, the Company is considering its alternatives, including litigation, for collection of the receivable.

Cash used in investing activities was $8.0 million and $4.8 million in the six months ended June 30, 1997 and 1996, respectively. For 1997 and 1996, capital expenditures were $1.1 million and $.4 million, respectively. Capital expenditures in 1997 consisted primarily of personal computers and other computer equipment to enhance the Company's ability to support the Company's increasing client and employee base. In April 1997, the Company relocated its Phoenix operations to a new facility. The leaseholds and improvements will be financed by the landlord as a buildout allowance, and subsequently reflected in rental payments. Moving costs and office furniture represented cash outlays in the first and second quarters of 1997 of approximately $1.0 million. During the remainder of 1997, the Company expects to continue to invest in additional computer and technological equipment. Although the Company continuously reviews its capital expenditure needs, management expects that 1997 capital expenditures will exceed those incurred in prior periods to meet the needs of the Company's growing base of worksite employees.

Cash provided by financing activities was $4.8 million for the six months ended June 30, 1997 compared to cash provided by financing activities of $3.7 million for the same period in 1996. Cash flows from financing activities during 1997 resulted primarily from the Company's borrowing for acquisition financing (see below) and the sale of the Company's Common Stock upon exercise of options.

At June 30, 1997 and 1996, the Company had cash and cash equivalents of $10.6 million and $10.7 million, respectively. Cash and cash equivalents are generally invested in high investment grade instruments with maturities of less than 90 days. Certain amounts of restricted cash and investments (see below) may have maturities beyond 90 days but are highly liquid. The Company generally maintains large cash balances to meet its daily payroll and payroll tax obligations. The Company is implementing a nationwide cash management program to minimize the requirement for cash on hand, though as the business continues to grow, cash requirements to meet daily obligations will increase. The Company is required through its fronting arrangements with Reliance to maintain restricted cash and investments to secure the future payment of workers' compensation losses. Such restricted cash and investments have been calculated based on estimates of the future growth in the Company's business and ultimate losses on such business. For this purpose, ultimate losses are actuarially determined by the fronting carriers utilizing industry-wide data and regulatory requirements which may not reflect the Company's historical or expected ultimate losses. Restricted cash and investments is classified as a current asset as the Company settles and pays most workers' compensation claims within one year from occurrence. The Company cannot access restricted cash and investments without the agreement of Reliance. At June 30, 1997, $14.0 million was on deposit at Camelback as restricted cash and investments.

At June 30, 1997 and December 31, 1996, the Company had working capital of $35.0 million and $30.5 million, respectively.

Assuming continued growth of the Company's full-service PEO business and stand-alone risk management/workers' compensation services program, the Company anticipates that it will be required under its arrangements with its insurers to set aside increasing amounts of funds for payment of claims and related administrative costs.

Under Bermuda law, Camelback must maintain statutory capital and surplus in an amount equal to at least 20% of the net premiums written through the Company's fronting arrangements, provided that the percentage requirement is reduced to 10% at such time as annualized premium volume reaches $6 million. In 1996, the Company began the process of forming Camelhead Insurance Ltd. (Camelhead) as a second captive insurance company, in the state of Hawaii. Due to cost and capital requirement considerations, the Company has determined not to proceed with the formation of Camelhead at this time and will continue to utilize Camelback as its captive insurance company for all programs. Accordingly, it is anticipated that the 1996-1997 Legion program will be placed with Camelback. Bermuda law also regulates the circumstances under which Camelback may loan funds to its parent company. In the six months ended June 30, 1997, the Company paid to Reliance approximately $10.7 million of which $6.6 million was ceded to the trust account at Camelback for payment of claims and $2.1 million was ceded directly to Camelback as unrestricted. For the same period the Company also paid to Legion approximately $2.6 million of which $1.7 million in loss funds will be ceded to Camelback upon the establishment of a separate trust account for the program. In the future, these factors may limit the ability of the Company to execute its planned growth strategy and may limit the ability of Camelback to transfer funds to its parent company (whether via dividend or otherwise).

On August 1, 1996, the Company entered into a three year $35 million revolving credit facility for acquisition financing, working capital and other general corporate purposes. The line was expanded to $45 million on October 15, 1996 and to $60 million on February 19, 1997. Currently, the revolving credit facility provides for various borrowing rate options including borrowing rates based on a fixed spread of 25 basis points over the prime rate or 250 basis points over the London Interbank Offered Rate (LIBOR), as adjusted upward to reflect applicable reserve requirements. The Company pays a commitment fee of 3/8% on the unused portion of the line. Total costs incurred in obtaining this facility and the expansion were approximately $650,000 and will be amortized over the life of the facility. The line matures on August 1, 1999, and the maximum borrowing will decrease by $3.0 million in each quarter beginning February 1, 1998. Effective June 30, 1997, the facility was modified to permit the Company to more fully utilize the line of credit and allow for additional liquidity. The principal loan covenants have been modified as follows: current ratio of at least 1.3 to 1; minimum net worth of at least $45 million as of June 30, 1997, adjusted by 75% of net income and other factors each and every fiscal quarter thereafter; total funded debt to earnings before taxes, depreciation and amortization for the preceding four quarters of not more than 2.5 to 1 as of the end of each calendar quarter through December 31, 1997, 2.25 to 1 as of March 31, 1998 and
2.0 to 1 as of June 30, 1998 and thereafter. Effective January 1, 1998, with respect to the variable rate option, if the total funded debt to earnings before taxes, depreciation and amortization is greater than 1.5 to 1 the borrowing rate will be 125 basis points greater than the local published Phoenix based prime rate, the fixed rate shall be based on a fixed spread of 350 basis points over LIBOR, as adjusted to reflect applicable reserve requirements. Total costs incurred in obtaining the modification agreement were approximately $75,000 and will be amortized over the life of the facility. The facility includes certain other covenants and is secured by substantially all of the Company's assets. Since the Company obtained its line of credit in August 1996, the $47.3 million drawn under the line has been used primarily for acquisition financing including: $24.0 million for the acquisition of Leaseway; $9.4 million for the acquisition of the McClary-Trapp Group, $3.0 million for CMGR, $.9 million for ETIC and approximately $10.0 million to finance accounts receivable on such acquisitions. At June 30, 1997, the Company had borrowed approximately $47.3 million, and had outstanding $2.0 million in letters of credit, under the credit facility; at that date, the Company's borrowing limit was approximately $56.5 million as a consequence of the combination of the overall line of credit and borrowing covenants. At August 12, 1997, the Company had borrowed approximately $48.0 million, and had outstanding $2.0 million in letters of credit, under the credit facility. On an ongoing basis to provide for future needs, the Company believes that it will require a credit facility in a larger amount, with more flexible financial covenants. Because its current lenders have indicated that such an arrangement would not be available through them, the Company intends to seek to make alternative credit arrangements. However, there can be no assurances the Company will be able to accomplish that goal on terms and conditions which are reasonably acceptable to it.

The Company has financed its acquisitions through combinations of issuance of Common Stock, borrowing under its credit facility, working capital and assumption of acquired company obligations. The Company's revolving credit facility restricts its ability to consummate any acquisition prior to creditor approval. The Company received a waiver under the revolving credit facility to enter into its agreements to acquire ETIC and CMGR.

Since the Company's borrowing arrangements limit borrowings based on earnings before income tax, depreciation and amortization as discussed above, the Company's borrowing capacity would be affected if earnings in future quarters are below the preceding quarters, as they were in the first and second quarters of 1997. Limitations on borrowings (particularly if limits were to go below the Company's current borrowing level) could negatively affect the Company's liquidity and operations, depending upon cash needs at the time. Therefore, the Company is exploring additional sources of capital and liquidity.

Subject to the foregoing and recognizing that the Company is nearing the borrowing cap and will need to carefully manage its liquidity situation, management believes that existing cash and cash equivalents, cash generated from ongoing operations, and cash available through its existing line of credit will satisfy the anticipated current short-term cash requirements of the Company's operations; however, unanticipated cash needs may exceed the Company's available sources of liquidity and in the long-term the Company believes it will need to arrange a new credit facility. The Company's ability to continue funding its acquisition strategy is dependent upon its ability to obtain additional funds through equity or debt financing. In the event of a reduction in the borrowing capacity under the current credit arrangements, the Company would need to pursue alternative borrowing strategies or seek equity financing.

Outlook:  Issues and Risks

The following issues and risks, among others (including those discussed elsewhere herein), should also be considered in evaluating the Company's outlook.

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

Adequacy of Loss Reserves

Under its present workers' compensation arrangements, the Company is responsible for the first $250,000 ($350,000 for certain transportation programs and $500,000 in certain states with "monopolistic" workers' compensation insurance structures) of each loss with no aggregate limit to the number of losses for which the Company may be liable. Under its partially self-insured and self-insured health insurance arrangements, the Company is responsible for the first $100,000 or $75,000 per covered individual per year, depending upon the program. The Company's reserves for losses and loss adjustment expenses under its workers' compensation and health insurance programs are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. Reserves are estimates based on industry data and historical experience, and include judgments of the effects that future economic and social forces are likely to have on the Company's experience with the type of risk involved, circumstances surrounding individual claims and trends that may affect the probable number and nature of claims arising from losses not yet reported. Consequently, loss reserves are inherently uncertain and are subject to a number of highly variable and difficult to predict circumstances. This uncertainty is compounded in the Company's case by its rapid growth and limited experience. For these reasons, there can be no assurance that the Company's ultimate liability will not materially exceed its loss and loss adjustment expense reserves. If the Company's reserves prove to be inadequate, the Company will be required to increase reserves or corresponding loss payments with a corresponding reduction, which may be material, in the Company's net income in the period in which the deficiency is identified.

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

State unemployment taxes are, in part, determined by the Company's unemployment claims experience. Claims experience also greatly impacts the Company's health insurance rates and claims cost from year to year. Should the Company experience a large increase in claims activity for unemployment, workers' compensation and/or health care, then its costs in these areas would increase. In such a case, the Company may not be able to pass these higher costs to its clients and would therefore have difficulty competing with the PEOs with lower claims rates that may offer lower rates to clients.

Tax Code Treatment

The IRS has formed a Market Segment Study Group to examine whether PEOs, such as the Company, are for certain tax purposes the "employers" of worksite employees under the Code. The Company cannot predict either the timing or the nature of any final decision that may be reached by the IRS with respect to the Market Segment Study Group or the ultimate outcome of any such decision, nor can the Company predict whether the Treasury Department will issue a policy statement with respect to its position on these issues or, if issued, whether such statement would be favorable or unfavorable to the Company. If the IRS were to determine that the Company is not an "employer" under certain provisions of the Code, it could materially adversely affect the Company in several ways. First, with respect to benefit plans, the tax qualified status of the Company's 401(k) plans would be revoked, and the Company's cafeteria and medical reimbursement plans may lose their favorable tax status. Effective as of January 1, 1997, the Company has implemented a new 401(k) retirement plan which involves both the client and the Company as co-sponsors of the plan and is intended to be a "multiple employer" plan under Code Section 413(c). The Company believes that this multiple employer plan is less likely to be adversely affected by any IRS determination that no employer relationship exists between the Company and worksite employees. While the Company does sponsor some sole employer plans covering worksite employees which the Company assumed in connection with other acquired PEO operations and which could be adversely affected by any unfavorable IRS determination, the Company intends to convert the majority of the sole employer plans into one or more multiple employer plans, and the Company believes that any unfavorable IRS determination, if applied prospectively (that is, applicable only to periods after such a determination is reached), would probably not have a material adverse effect on the Company's financial position or results of operations. However, if an adverse IRS determination were applied retroactively to disqualify benefit plans, employees' vested account balances under 401(k) plans would become taxable, an administrative employer such as the Company would lose its tax deductions to the extent its matching contributions were not vested, a 401(k) plan's trust could become a taxable trust and the administrative employer could be subject to liability with respect to its failure to withhold applicable taxes and with respect to certain contributions and trust earnings. In such event, the Company also would face the risk of client dissatisfaction and potential claims by clients or worksite employees.

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

In light of the IRS Market Segment Study Group and the general uncertainty in this area, certain proposed legislation has been drafted to clarify the employer status of PEOs in the context of the Code and benefit plans.

However, there can be no assurance that such legislation will be proposed and adopted or in what form it would be adopted. Even if it were adopted, the Company may need to change aspects of its operations or programs to comply with any requirements which may ultimately be adopted. In particular, the Company may need to retain increased sole or shared control over worksite employees if the legislation is passed in its current form.

The attractiveness to clients of a full-service PEO arrangement depends in part upon the tax treatment of payments for particular services and products under the Code (for example, the opportunity of employees to pay for certain benefits under a cafeteria plan using pre-tax dollars). An adverse determination of the IRS Market Segment Study Group, changes to the Code, related IRS regulations or other laws and regulations could adversely affect the Company's business and financial performance.

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

Litigation

The Company and several of its present and former executive officers and directors have been named as defendants in several actions alleging violations of securities laws with respect to the accuracy of certain statements regarding Company reserves and other disclosures made by the Company and certain of its directors and officers. These suits were filed shortly after a significant drop in the trading price of shares of the Company's common stock in March 1997. The suits have been consolidated before a single judge of the U.S. District Court in Phoenix, Arizona. The Court has before it motions by the plaintiffs for the appointment of representative plaintiffs and approval of selection of lead counsel. Once these motions are ruled upon, it is anticipated that a consolidated, amended complaint will be filed.

While the complaints do not specify alleged damages, the Company expects the requests for damages to be substantial. The Company believes the claims are without merit, and intends to defend these actions vigorously. However, the cost of defending these actions could have a material adverse effect on the Company's results of operations in future periods, and their ultimate resolution could have a material adverse effect on the Company's results of operations and financial condition. In addition, publicity relating to the litigation could have a negative effect on the Company's relationships with its current and prospective clients, employees and suppliers.

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

Dependence on One Insurer

The Company believes that its risk management/workers' compensation services program has been and will continue to be an important competitive factor in its growth and profitability. The Company's risk management/workers' compensation services program is currently being conducted principally in coordination with one insurer, Reliance. The Company's contract with Reliance is priced annually and was last renewed as of May 1, 1997, and is subject to further annual renewal and pricing decisions. The contract may also be canceled by Reliance under certain conditions. There can be no assurance that upon expiration of the current term the Company can renew the Reliance program on commercially reasonable terms. The Company would be materially adversely affected by a termination of its arrangements with Reliance if the Company could not quickly make similar arrangements with another insurer. In part to lessen its dependence upon Reliance, the Company is seeking to establish relationships with additional insurers. While it had entered into an agreement with Legion for certain Company programs, the Legion relationship was terminated effective August 1, 1997 due to cost and capital considerations. However, this change increases the Company's dependence upon Reliance. The Company's ability to make similar arrangements with other insurers is limited, however, because other insurers generally require large segregated books of business in order to lessen the risk of adverse selection by the Company and to maximize the economic potential of the arrangement for the insurer. There can therefore be no assurance that the Company will be able to significantly lessen its dependence on Reliance in the near future.

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

While many states do not explicitly regulate PEOs, an increasing number of states have passed laws that have licensing or registration requirements and other states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. There can be no assurance that the Company will be able to satisfy licensing requirements or other applicable regulations of any particular state from time to time.

Government Regulation Relating to Workers' Compensation Program

As part of its risk management/workers' compensation programs, the Company utilizes Camelback. Insurance companies such as Camelback are subject to the insurance laws and regulations of the jurisdictions in which they are chartered; such laws and regulations generally are designed to protect the interests of policyholders rather than the interests of shareholders such as the Company. In general, insurance regulatory authorities have broad administrative authority over insurers domiciled in their respective jurisdictions, including authority over insurers' capital and surplus levels, dividend payments, financial disclosure, reserve requirements, investment parameters and premium rates. The jurisdictions also limit the ability of an insurer to transfer or loan statutory capital or surplus to its affiliates. The regulation of Camelback could materially adversely affect the Company's operations and results.

The Company's risk management/workers' compensation services program is conducted via "fronting" arrangements with insurers. The National Association of Insurance Commissioners (NAIC) recently adopted a model act concerning "fronting" arrangements. The model act requires reporting and prior approval of reinsurance transactions relating to these arrangements, and limits the amount of premiums that can be written under certain circumstances. No determination can be made as to whether, or in what form, such act may ultimately be adopted by any state and, the Company is therefore unable to predict whether the model act will affect its relationships with its insurers.

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

Tax Liabilities

As the employer of record for approximately 1,444 client companies and their 42,900 worksite employees, the Company must account for and remit payroll, unemployment and other employment-related taxes to numerous federal, state and local tax, labor and unemployment authorities, and is subject to substantial penalties for failure to do so. From time to time, the Company has received notices or challenges which may adversely affect its tax rates and payments. The Company has received a letter from the Arizona Department of Economic Security with respect to its unemployment tax rate for the year ended December 31, 1994 which, if determined adversely to the Company, would result in an amount due of approximately $500,000 (before interest and income tax effect). In addition, the Company has notices from the IRS and various states alleging late payment of payroll taxes relating to an acquired company. Although the penalties proposed to be assessed against the Company for post-acquisition filings have been abated by the IRS, the penalties to be assessed against the predecessor company total approximately $130,000 (plus interest), after IRS reduction, for the period during which the Company performed designated management services on behalf of the predecessor. The Company believes that it has defenses to these actions, and has objected vigorously to payment of such past taxes and remaining penalties. However, it is not possible to predict if the Company will be successful in abating these taxes and penalties, or other claims which could arise in the future. The Company would be required to record these amounts as additional expense and liability if, at any time in the future, it appeared probable that the Company would not prevail in these matters.

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

         Not yet required by Company.

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

The Company previously reported being named as a defendant in two lawsuits, filed by M & M Services, Inc. and B&B Amusements, Inc., respectively, purportedly as class actions, challenging the manner in which the Company billed its customers for payroll taxes. These suits have been dismissed by the court with prejudice, without any payments to the plaintiffs and without liability to the Company.

The Company previously reported that it had received a payroll tax penalty notice from the Internal Revenue Service relating to the operations it acquired from Hazar, Inc. alleging certain late payment of the payroll taxes in early 1996. Penalty amounts had totaled approximately $470,000, before interest. The Company contested such penalties, and upon consideration, the Internal Revenue Service has abated all such penalties. (A request for abatement relating to penalties proposed to be assessed against Hazar operations, totaling $390,000, plus accrued interest, for a period during which the Company performed designated management services on behalf of Hazar, remains pending. The proposed penalties against Hazar have been reduced to $130,000 by an IRS appeal officer; however, the Company understands that such amount has not yet been collected from Hazar. The Company believes that it has no liability for such amounts.)


Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on July 9, 1997. Of the 30,871,107 outstanding shares of the company's common stock as of the May 5, 1997 record date, 26,542,026 shares, or 85.98% of the total, were voted by proxy.

(a) At the Annual Meeting of the Shareholders, the shareholders elected six directors. With respect to the election of directors, the following votes were cast in favor of, or withheld authority, for each of the following directors:

         =======================================================================

                  Directors                            In Favor of      Withheld
         ------------------                            -----------      --------
         Marvin D. Brody                                26,247,489       307,137
         Harvey A. Belfer                               26,256,599       298,027
         Edward L. Cain, Jr.                            26,269,679       284,947
         Jeffery A. Colby                               26,271,999       282,627
         Robert L. Mueller                              26,269,924       284,702
         Henry G. Walker                                26,270,924       283,702

         -----------------------------------------------------------------------

(b) At the Annual Meeting of Shareholders, the shareholders also voted on a proposal to amend the Company's 1995 Stock Option Plan (Plan) to limit the number of shares of Company Common Stock which may be subject to an option granted to any individual in any calendar year. With respect to that amendment, of the reported 26,554,626 votes cast, 26,233,948 were for, 236,742 were against and 83,936 abstained.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Number            Description
         ------            -----------------------------------------------------


         4.1 Third Modification Agreement effective as of June 30, 1997 between Employee Solutions, Inc. and Bank One Arizona, NA.

         27                Financial Data Schedule


 (b)     Reports on Form 8-K.

         The Company filed no Reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EMPLOYEE SOLUTIONS, INC.



Date:   August 19, 1997                 /S/  Marvin D. Brody
      -------------------               ------------------------------
                                        Marvin D. Brody
                                        Chief Executive Officer




                                        /S/  Morris C. Aaron
                                        ------------------------------
                                        Morris C. Aaron
                                        Chief Financial Officer




                                        /S/  John V. Prince
                                        ------------------------------
                                        John V. Prince
                                        Chief Accounting Officer
                                       30