Form 10-Q
period 1997-09-30
EMPLOYEE SOLUTIONS INC
filed 1997-11-14
CIK 904897

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
31,648,121 Common shares, no par value were outstanding as of October 12, 1997.

                            EMPLOYEE SOLUTIONS, INC.

                                    FORM 10-Q

            Quarterly Report for the Period Ended September 30, 1997

================================================================================

                                      INDEX

                                                                            Page
PART I. Financial Information                                             Number
                                                                          ------
     Item 1. Financial Statements

          Consolidated   Balance  Sheets  -  September  30,  1997  and
          December 31, 1996                                                    2

          Consolidated  Statements of  Operations  for the Quarter and
          Nine Months Ended September 30, 1997 and 1996                        3

          Consolidated  Statement of Changes in  Stockholders'  Equity
          for the Nine Months Ended September 30, 1997                         4

          Consolidated  Statements  of Cash Flows for the Nine  Months
          Ended September 30, 1997 and 1996                                    5

          Notes to Consolidated Financial Statements                           7

     Item 2. Management's   Discussion  and  Analysis  of  Financial
             Condition and Results of Operations                              15

     Item 3. Quantitative and Qualitative Disclosure About Market Risk        27


PART II. Other Information

     Item 1. Legal Proceedings                                                28

     Item 2. Changes in Securities                                            28

     Item 6. Exhibits and Reports on Form 8-K                                 29


Signatures                                                                    30

================================================================================

Item 1.    Financial Statements

                            EMPLOYEE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

=============================================================================================

                                                                 September 30,    December 31,
(Dollars in thousands, except share data)                                1997            1996
---------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                            $ 15,618        $ 10,980
Restricted cash and investments                                        16,000          11,500
Accounts receivable, net                                               53,333          34,839
Receivable from insurance companies                                     7,765           5,918
Prepaid expenses and deposits                                           3,850           1,258
Deferred income taxes                                                   3,690           1,156
                                                                     --------        --------

         Total current assets                                         100,256          65,651

Property and equipment, net                                             2,225           1,084
Deferred income taxes                                                    --               539
Goodwill and other assets, net                                         60,819          58,695
                                                                     --------        --------

         Total assets                                                $163,300        $125,969
                                                                     ========        ========

LIABILITIES
CURRENT LIABILITIES:
Bank overdraft                                                       $  3,245        $  2,477
Accrued salaries, wages and payroll taxes                              35,630          17,586
Accounts payable                                                        4,430           4,078
Accrued workers' compensation
     and benefits                                                      13,683           6,927
Income taxes payable                                                     --               720
Other accrued expenses                                                  4,453           3,414
                                                                     --------        --------

         Total current liabilities                                     61,441          35,202
                                                                     --------        --------

Deferred income taxes                                                     187             111
                                                                     --------        --------

Long-term debt                                                         48,000          42,800
                                                                     --------        --------

Other long-term liabilities                                             1,213           1,349
                                                                     --------        --------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock, nonvoting, no par value,
   10,000,000 shares authorized, no shares in 1997 and 1996
   issued and outstanding                                                --              --
Common stock, no par value,
   75,000,000 shares authorized, 31,648,121 shares
   issued and outstanding September 30, 1997, 30,729,433
   shares issued and outstanding December 31, 1996                     34,356          30,145
Retained earnings                                                      18,103          16,362
                                                                     --------        --------

         Total stockholders' equity                                    52,459          46,507
                                                                     --------        --------

         Total liabilities and stockholders' equity                  $163,300        $125,969
                                                                     ========        ========
=============================================================================================

    The accompanying notes are an integral part of these consolidated balance sheets.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

======================================================================================================================

                                                       Quarter ended September 30,      Nine months ended September 30,
                                                     ----------------------------      -------------------------------
(Dollars in thousands, except share data)                    1997            1996              1997               1996
----------------------------------------------------------------------------------------------------------------------
Revenues                                             $    233,093    $    125,238      $    655,117       $    290,180
                                                     ------------    ------------      ------------       ------------

Cost of revenues:
  Salaries and wages of worksite employees                191,035          97,511           529,568            226,288
  Healthcare and workers' compensation                     16,263           7,304            47,372             14,812
  Payroll and employment taxes                             15,260           8,049            45,489             20,210
                                                     ------------    ------------      ------------       ------------

                  Cost of revenues                        222,558         112,864           622,429            261,310
                                                     ------------    ------------      ------------       ------------

Gross profit                                               10,535          12,374            32,688             28,870

Selling, general and administrative expenses                8,201           5,706            24,113             12,681
Depreciation and amortization                               1,055             562             3,103              1,216
                                                     ------------    ------------      ------------       ------------

                  Income from operations                    1,279           6,106             5,472             14,973

Other income (expense):
  Interest income                                             298             220               745                630
  Interest expense and other                               (1,093)           (399)           (3,216)              (406)
                                                     ------------    ------------      ------------       ------------

Income before provision for income taxes                      484           5,927             3,001             15,197

Income tax provision                                          253           1,681             1,260              5,482
                                                     ------------    ------------      ------------       ------------

                  Net income                         $        231    $      4,246      $      1,741       $      9,715
                                                     ============    ============      ============       ============

Net income per common and common equivalent share:
      Primary                                        $        .01    $        .13      $        .05       $        .30
                                                     ============    ============      ============       ============

      Fully diluted                                  $        .01    $        .13      $        .05       $        .30
                                                     ============    ============      ============       ============

Weighted average number of common and
      common equivalent shares outstanding:
      Primary                                          32,513,699      33,020,742        33,229,898         32,446,593
                                                     ============    ============      ============       ============

      Fully diluted                                    32,592,388      33,043,173        33,229,898         32,817,451
                                                     ============    ============      ============       ============

======================================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

=============================================================================================================

                                                                 For the nine months ended September 30, 1997
                                                         ----------------------------------------------------
                                                                                                        Total
                                                         Preferred       Common     Retained     Stockholders'
(Dollars in thousands, except share data)                    Stock        Stock     Earnings           Equity
-------------------------------------------------------------------------------------------------------------
BALANCE,  December 31, 1996                               $   --        $30,145      $16,362         $46,507

Issuance of 166,101 shares of common stock in
    connection with exercise of stock options                 --            423         --               423
Tax benefit related to the exercise of stock options          --          1,188         --             1,188
Issuance of 752,587 shares of common stock in
    connection with acquisition                               --          2,600         --             2,600

Net income                                                    --           --          1,741           1,741
                                                          --------      -------      -------         -------

BALANCE,  September 30, 1997                              $   --        $34,356      $18,103         $52,459
                                                          ========      =======      =======         =======

============================================================================================================

   The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

=======================================================================================================

                                                                         Nine months ended September 30,
                                                                        -------------------------------
(Dollars in thousands)                                                       1997                  1996
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                            $ 634,776             $ 262,428
Cash paid to suppliers and employees                                     (620,458)             (259,319)
Interest received                                                             745                   462
Interest paid                                                              (3,216)                  (19)
Income taxes paid, net of refunds                                          (2,711)               (7,317)
                                                                        ---------             ---------

         Net cash provided by (used in) operating activities                9,136                (3,765)
                                                                        ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                         (1,520)                 (700)
Business acquisitions                                                      (4,672)              (27,691)
Cash invested in restricted cash and investments                           (4,500)               (6,258)
Issuance of notes receivable, and other net                                  --                    (182)
                                                                        ---------             ---------

         Net cash used in investing activities                            (10,692)              (34,831)
                                                                        ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                    5,200                33,473
Proceeds from issuance of common stock                                        414                 7,411
Decrease in bank overdraft and other                                          580                (4,229)
                                                                        ---------             ---------

         Net cash provided by financing activities                          6,194                36,655
                                                                        ---------             ---------

Net increase  (decrease) in cash and cash equivalents                       4,638                (1,941)

CASH AND CASH  EQUIVALENTS, beginning of period                            10,980                14,029
                                                                        ---------             ---------

CASH AND CASH  EQUIVALENTS, end of period                               $  15,618             $  12,088
                                                                        =========             =========

=======================================================================================================

   The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

=============================================================================================================================

                                                                                               Nine months ended September 30,
                                                                                              -------------------------------
(Dollars in thousands)                                                                           1997                    1996
-----------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH (USED IN)
PROVIDED BY OPERATING ACTIVITIES:
Net income                                                                                    $  1,741               $  9,715
                                                                                              --------               --------

ADJUSTMENTS  TO RECONCILE NET INCOME TO NET CASH (USED IN) PROVIDED BY OPERATING
ACTIVITIES:
Depreciation and amortization                                                                    3,103                  1,216
Loss on sale of fixed assets                                                                        58                   --
Increase in accounts receivable, net                                                           (18,494)               (24,145)
Increase in insurance company receivable                                                        (1,847)                  --
Increase in prepaid expenses and deposits                                                       (2,592)                  (843)
(Increase) decrease in deferred income tax assets                                               (1,995)                   149
Decrease (increase) in other assets                                                              2,563                     (5)
Increase in accrued salaries,
      wages and payroll taxes                                                                   18,044                 13,452
Increase in accrued workers' compensation
      and health insurance                                                                       6,756                  2,306
Increase (decrease) in accounts payable                                                            352                 (6,321)
Decrease in accrued pension contributions                                                         (136)                 1,417
Increase (decrease) in income taxes payable                                                        468                 (1,978)
Increase in other accrued expenses                                                               1,039                  1,278
Increase in deferred income tax liabilities                                                   $     76                     (6)
                                                                                              --------               --------

                                                                                                 7,395                (13,480)
                                                                                              --------               --------

         Net cash provided by (used in) operating activities                                  $  9,136               $ (3,765)
                                                                                              ========               ========

=============================================================================================================================

   The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. Results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

Net Income Per Common and Common Equivalent Share

The Company used the treasury stock method to compute net income per share. The computation of adjusted net income and weighted average common and common equivalent shares used in the calculation of income per common share is as follows:

================================================================================================================

                                                                                      Quarter ended September 30,
                                              ------------------------------------------------------------------
                                                                        1997                                1996
                                              ------------------------------      ------------------------------
                                                                       Fully                               Fully
(Dollars in thousands, except share data)          Primary           Diluted           Primary           Diluted
 ---------------------------------------------------------------------------------------------------------------
Weighted average of
    common shares outstanding                   31,394,532        31,394,532        30,515,334        30,515,334

Dilutive effect of options
    and warrants outstanding                     1,119,167         1,197,856         2,505,408         2,527,839
                                              ------------      ------------      ------------      ------------

Weighted average of common
    and common equivalent
    shares                                      32,513,699        32,592,388        33,020,742        33,043,173
                                              ============      ============      ============      ============

Net income                                    $        231      $        231      $      4,246      $      4,246
Adjustments to net income                              (20)              (20)               (8)               (8)
                                              ------------      ------------      ------------      ------------

Adjusted net income for
   purposes of the income per
   common share calculation                   $        211      $        211      $      4,238      $      4,238
                                              ============      ============      ============      ============

Net income per common and
   common equivalent share                    $       0.01      $       0.01      $       0.13      $       0.13
                                              ============      ============      ============      ============

                                                                                  Nine months ended September 30,
                                              ------------------------------------------------------------------
                                                                        1997                                1996
                                              ------------------------------      ------------------------------
                                                                       Fully                               Fully
(Dollars in thousands, except share data)          Primary           Diluted           Primary           Diluted
 ---------------------------------------------------------------------------------------------------------------
Weighted average of
    common shares outstanding                   31,026,938        31,026,938        30,289,612        30,289,612

Dilutive effect of options
    and warrants outstanding                     2,202,960         2,202,960         2,156,981         2,527,839
                                              ------------      ------------      ------------      ------------

Weighted average of common
    and common equivalent
    shares                                      33,229,898        33,229,898        32,446,593        32,817,451
                                              ============      ============      ============      ============

Net income                                    $      1,741      $      1,741      $      9,715      $      9,715
Adjustments to net income                              (53)              (53)              (20)              (20)
                                              ------------      ------------      ------------      ------------

Adjusted net income for
   purposes of the income per
   common share calculation                   $      1,688      $      1,688      $      9,695      $      9,695
                                              ============      ============      ============      ============

Net income per common and
   common equivalent share                    $       0.05      $       0.05      $       0.30      $       0.30
                                              ============      ============      ============      ============

================================================================================================================

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

(3) ACQUISITIONS:

Acquisition of Phoenix Capital Management, Inc. and affiliated companies

Effective September 1, 1997, the Company acquired Phoenix Capital Management, Inc. (PCM), a PEO services company and four affiliated PEOs (collectively referred to as Employee Resources Corporation or ERC), for 752,587 restricted shares of Company common stock plus additional restricted common stock to be determined based upon ERC earnings after the acquisition. The Company's unregistered common shares were valued at the average closing price on the NASDAQ National Market for a 30 day period tied to closing, less a 35% discount for lack of marketability. Since 1995, the Company has operated under an agreement whereby PCM provided certain check processing services for the Company. The acquisition of ERC adds approximately 150 clients with 1,800 worksite employees, primarily in the transportation industry.

Acquisition of Prompt Pay, Inc.

Effective September 1, 1997, the Company acquired Prompt Pay, Inc., PEO located in Phoenix, Arizona, for $250,000. Prior to the purchase ESI provided payroll processing services for Prompt Pay, Inc. The acquisition added approximately 350 worksite employees in six southwestern states.

Acquisition of ETIC Corporation

On February 1, 1997, the Company completed the acquisition of the principal assets of ETIC Corporation, d/b/a Employers Trust (ETIC). The purchase price was $30,000 plus five times ETIC's total pre-tax income for the 12-month period ending January 31, 1998. At closing $855,000 was paid in cash. The excess purchase price over net assets acquired was approximately $944,000 which has been recorded as goodwill. The final payment of purchase price is due on or before April 30, 1998, and will be paid in cash. ETIC is a Cincinnati, Ohio based PEO with a client base consisting primarily of light industrial, transportation and construction companies, with approximately 150 clients and 2,000 worksite employees.

Acquisition of CMGR Companies

On February 17, 1997, the Company completed the acquisition of the principal assets of CMGR, Inc., and Humasys (collectively, CMGR) for $3.85 million. At closing $2.35 million was paid in cash. The excess purchase price over net assets acquired was approximately $2.6 million which has been recorded as goodwill. An interim payment of $500,000 toward the purchase price is due nine months after the closing. Final payment is due on or before April 18, 1998 and is subject to certain client retention factors. CMGR is a New Jersey based PEO with a client base consisting primarily of professional, service and light industrial companies, with approximately 75 clients and 1,700 worksite employees.

(4) UNAUDITED PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma combined financial data gives effect to the combined historical results of operations of the Company and TEAM Services and Leaseway Personnel Corp. (Leaseway), which were acquired in 1996, for the nine months ended September 30, 1996, and assumes that the acquisitions had been effective as of the beginning of such period and compares the pro forma results in 1996 to actual results in 1997.

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

=========================================================================================================

                                                                   For the nine months ended September 30,
                                                                  ---------------------------------------
(Dollars in thousands, except share data)                         1997 Actual              1996 Pro Forma
---------------------------------------------------------------------------------------------------------

Total revenues                                                    $   655,117                 $   373,450
Net income                                                              1,741                      10,446
Net income per common and common equivalent share
         Primary                                                          .05                         .32
         Fully diluted                                                    .05                         .32
Weighted average number of common and common
    equivalent shares outstanding
         Primary                                                   33,229,898                  32,446,593
         Fully diluted                                             33,229,898                  32,817,451

=========================================================================================================

(5) ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share. The statement establishes standards for computing and presenting earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. SFAS No. 128 is effective for financial statement periods ending after December 15, 1997. Adoption of SFAS No. 128 would have the following effect on the September 30, 1997 and 1996 financial statements:

=============================================================================================================================

                                                                   1997                                        1996
                                              -----------------------------------      --------------------------------------
(Dollars in thousands, except share data)       Income          Shares  Per Share         Income            Shares  Per Share
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                   Quarter ended September 30,
                                              -------------------------------------------------------------------------------
Earnings per common share                                                  $  .01                                      $  .13
                                                                           ======                                      ======

Earnings per common share - assuming dilution                              $  .01                                      $  .13
                                                                           ======                                      ======

Basic earnings per share

Income available to
    common stockholders                       $    211      31,394,532     $  .01      $   4,238        30,515,334     $  .14
Effect of dilutive securities
    common stock options                            --       1,119,167                        --         2,505,408
                                              --------     -----------                 ---------    --------------

Diluted earnings per share                    $    211      32,513,699     $  .01      $   4,238        33,020,742     $  .13
                                              ========     ===========     ======      =========    ==============     ======


                                                                                               Nine months ended September 30,
                                              -------------------------------------------------------------------------------

Earnings per common share                                                  $  .05                                      $  .30
                                                                           ======                                      ======

Earnings per common share - assuming dilution                              $  .05                                      $  .30
                                                                           ======                                      ======

Basic earnings per share

Income available to
    common stockholders                       $  1,688      31,026,938     $  .05      $   9,695        30,289,612     $  .32
Effect of dilutive securities
    common stock options                            --       2,202,960                        --         2,156,981
                                              --------     -----------                 ---------    --------------

Diluted earnings per share                    $  1,688      33,229,898     $  .05      $   9,695        32,446,593     $  .30
                                              ========     ===========     ======      =========    ==============     ======

=============================================================================================================================

(6) CONTINGENCIES:

The Company has received a letter from the Arizona Department of Economic Security indicating that the Company has been assigned a higher state unemployment tax rate for calendar year 1994 than the Company believes it is entitled to. In consultation with legal counsel the Company believes that based on Arizona Revised Statutes it is entitled to the lower rate. If it was ultimately determined that the higher rate applies, the Company would owe $500,000 (before interest and the income tax effect) more than is reflected in the Company's financial statements. As of September 30, 1997, the compounded interest totaled approximately $173,000.

The Company has received notice from the New York State Department of Labor indicating that it has recalculated ESI's unemployment rate for New York State for 1996 and 1997. The impact on the Company would result in a charge of $108,000 for the year ended 1996 and $426,000 for the nine months ended September 30, 1997. These actions by the State of New York are on official appeal by the Company, and the Company believes defenses exist and intends to defend the cases vigorously.

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

(7) SUBSEQUENT EVENT - ISSUANCE OF NOTES PAYABLE

On October 21, 1997, the Company issued $85 million of 10% Senior Notes due 2004 (the Notes) in a transaction effected under Rule 144A under the Securities Act of 1933 as amended (Securities Act). A portion of the net proceeds of the offering, sold through private placement transactions, were used to repay certain indebtedness, and the remaining balance will be used for additional capital expenditures and general corporate purposes. Interest under the Notes is payable semi-annually commencing April 15, 1998, and the Notes are not callable until October 2001 subject to the terms of the Indenture under which the Notes were issued. The Company incurred expenses related to the offering of approximately $3 million and will amortize such costs over the life of the Notes. The Company has agreed to file a registration statement under the Securities Act, relating to an exchange offer for these Notes. If this registration is not declared effective prior to the 120th day after the issue date of October 21, 1997, the interest rate can increase up to a maximum of 12% per annum of the principal amount of such Notes. In connection with the issuance of the Notes, the Company modified its revolving credit facility whereby the total commitment has been reduced to $20 million. The Notes contain certain covenants which could limit the Company's ability to incur any future indebtedness.

The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned current and future subsidiaries. The Company's wholly owned insurance subsidiary, which is a non-guarantor subsidiary, is subject to certain statutory and contractual restrictions which limit its ability to pay dividends or make loans to the Parent or other subsidiaries. The financial statements presented below include the separate or combined financial position, results of operations and cash flows of Employee Solutions, Inc. (Parent), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors), for the nine months ended September 30, 1997.

BALANCE  SHEETS

=================================================================================================================================

                                                                                     For the Nine Months Ended September 30, 1997
                                                      ---------------------------------------------------------------------------
(Dollars in thousands, except share data)               Parent       Guarantors   Non guarantors     Eliminating     Consolidated
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                            $    827         $  9,416         $  5,375        $   --           $ 15,618
 Restricted cash and investments                          --               --             16,000            --             16,000
 Accounts receivable, net                               16,367           34,964            2,002            --             53,333
 Receivable from insurance companies                      --              5,450            2,315            --              7,765
 Prepaid expenses and deposits                           2,033            1,499              318            --              3,850
 Deferred income taxes                                   3,690             --               --              --              3,690
 Due from affiliates                                    27,829           (2,517)           2,321         (27,633)            --
                                                      --------         --------         --------        --------         --------
    Total current assets                                50,746           48,812           28,331         (27,633)         100,256

 Property and equipment, net                             1,910              287               28            --              2,225
 Goodwill and other assets, net                         31,880           28,461              478            --             60,819
 Investment in subsidiary                               47,602             --               --           (47,602)            --
                                                      --------         --------         --------        --------         --------
 Total assets                                         $132,138         $ 77,560         $ 28,837        $(75,235)        $163,300
                                                      ========         ========         ========        ========         ========

LIABILITIES
 CURRENT LIABILITIES:
 Bank overdraft                                       $   --           $  3,245         $   --          $   --           $  3,245
 Accrued salaries, wages and payroll taxes              16,141           18,082            1,407            --             35,630
 Accounts payable                                          320            3,825              285            --              4,430
 Accrued workers' compensation
   and benefits                                          1,893            1,610           10,180            --             13,683

 Income taxes payable                                     (101)            (153)            --               254             --
 Other accrued expenses                                  1,295            3,110               48            --              4,453
 Due to affiliates                                      11,944           14,398            1,545         (27,887)            --
                                                      --------         --------         --------        --------         --------
    Total current liabilities                           31,492           44,117           13,465         (27,633)          61,441
                                                      --------         --------         --------        --------         --------

 Deferred income taxes                                     187             --               --              --                187
                                                      --------         --------         --------        --------         --------
 Long-term debt                                         48,000             --               --              --             48,000
                                                      --------         --------         --------        --------         --------
 Other long-term liabilities                              --              1,213             --              --              1,213
                                                      --------         --------         --------        --------         --------
STOCKHOLDERS' EQUITY
 Class A convertible preferred stock                      --               --               --              --               --
 Common stock, no par value                             34,356               22              771            (793)          34,356
 Additional paid in capital                               --             26,342               50         (26,392)            --
 Retained earnings                                      18,103            5,866           14,551         (20,417)          18,103
                                                      --------         --------         --------        --------         --------
 Total stockholders' equity                             52,459           32,230           15,372         (47,602)          52,459
                                                      --------         --------         --------        --------         --------
    Total liabilities and stockholders' equity        $132,138         $ 77,560         $ 28,837        $(75,235)        $163,300
                                                      ========         ========         ========        ========         ========

=================================================================================================================================

STATEMENT OF OPERATIONS

===================================================================================================================================

                                                                                       For the Nine Months Ended September 30, 1997
                                                    -------------------------------------------------------------------------------
(Dollars in thousands, except share data)              Parent        Guarantors   Non guarantors      Eliminating      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                            $ 332,596         $ 289,561        $  54,069        $ (21,109)        $ 655,117
                                                    ---------         ---------        ---------        ---------         ---------
Cost of Revenues:
 Salaries and wages of worksite employees             286,717           232,798           27,352          (17,299)          529,568
 Healthcare and workers' compensation                  10,308            20,093           16,971             --              47,372
 Payroll and employment taxes                          24,234            18,926            2,329             --              45,489
                                                    ---------         ---------        ---------        ---------         ---------
    Cost of Revenues                                  321,259           271,817           46,652          (17,299)          622,429
                                                    ---------         ---------        ---------        ---------         ---------

Gross profit                                           11,337            17,744            7,417           (3,810)           32,688

Selling, general and administrative expenses           16,507             7,293              313             --              24,113
Intercompany selling, general and
 administrative expense                                 1,038             2,641              131           (3,810)             --
Depreciation and amortization                           1,743             1,336               24             --               3,103
                                                    ---------         ---------        ---------        ---------         ---------
    Income from operations                             (7,951)            6,474            6,949             --               5,472

Other income (expense):
 Interest income                                           26                79              640             --                 745
 Interest expense and other                            (3,336)                1              119             --              (3,216)
                                                    ---------         ---------        ---------        ---------         ---------

Income before provisions for income taxes             (11,261)            6,554            7,708             --               3,001

Income tax provision
 Tax rate 42%                                          (4,730)            2,753            3,237             --               1,260
                                                    ---------         ---------        ---------        ---------         ---------
                                                       (6,531)            3,801            4,471             --               1,741
Income from wholly-owned subs                           8,272              --               --             (8,272)             --
                                                    ---------         ---------        ---------        ---------         ---------
Net income                                          $   1,741         $   3,801        $   4,471        $  (8,272)        $   1,741
                                                    =========         =========        =========        =========         =========

===================================================================================================================================

STATEMENT OF CASH FLOWS

================================================================================================================================

                                                                                    For the Nine Months Ended September 30, 1997
                                                        ------------------------------------------------------------------------
(Dollars in thousands, except share data)                 Parent      Guarantors  Non guarantors     Eliminating    Consolidated
--------------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO
    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:
Net income                                              $  1,741        $  3,801        $  4,471        $ (8,272)       $  1,741
                                                        --------        --------        --------        --------        --------

ADJUSTMENTS TO RECONCILE  NET
  INCOME TO NET CASH PROVIDED BY
  (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization                              1,743           1,336              24            --             3,103
Increase in accounts receivable, net                      (5,455)        (11,379)         (1,660)           --           (18,494)
(Increase) decrease in insurance company
    receivable                                              --            (2,293)            446            --            (1,847)
Increase in prepaid expenses and deposits                 (1,291)         (1,105)           (196)           --            (2,592)
Increase in deferred income taxes                         (1,995)           --              --              --            (1,995)
Decrease in other assets                                  (2,042)          4,828            (165)           --             2,621
(Decrease) increase from intercompany
    transactions                                          (2,893)         (4,297)         (1,082)          8,272            --
Increase in accrued salaries, wages, and payroll
    taxes                                                  6,251          10,902             891            --            18,044
Increase (decrease) in accrued workers'
    compensation and health insurance                      1,661            (609)          5,704            --             6,756
Increase in pension payable                                 --              (136)           --              --              (136)
Increase (decrease) in accounts payable                      131             540            (319)           --               352
Increase (decrease) in income taxes payable                  468            --              --              --               468
Increase in other accrued expenses                           (18)          1,041              16            --             1,039
Increase in deferred income tax liabilities                   76            --              --              --                76
                                                        --------        --------        --------        --------        --------
                                                          (3,364)         (1,172)          3,659            --             7,395
                                                        --------        --------        --------        --------        --------

            Net cash provided by (used in)
                operating activities                      (1,623)          2,629           8,130            --             9,136
                                                        --------        --------        --------        --------        --------

CASH FLOWS FROM INVESTING
    ACTIVITIES:
Purchase of property and equipment                        (1,467)            (53)           --              --            (1,520)
Business acquisitions                                     (3,944)           (675)            (53)           --            (4,672)
Cash invested in restricted cash and
    investments                                             --              --            (4,500)           --            (4,500)
                                                        --------        --------        --------        --------        --------
            Net cash used in investing activities         (5,411)           (728)         (4,553)           --           (10,692)
                                                                        --------        --------        --------        --------

CASH FLOWS FROM FINANCING
    ACTIVITIES:
Proceeds from issuance of long-term debt                   5,200            --              --              --             5,200
Proceeds from issuance of common stock                       414            --              --              --               414
Decrease in bank overdraft and other                        (188)            768            --              --               580
                                                        --------        --------        --------        --------        --------
            Net cash provided by (used in)
                financing activities                       5,426             768            --              --             6,194
                                                        --------        --------        --------        --------        --------
Net increase (decrease) in cash and
    cash equivalents                                      (1,608)          2,669           3,577            --             4,638
CASH AND CASH EQUIVALENTS, beginning
    of period                                              2,435           6,747           1,798            --            10,980
                                                        --------        --------        --------        --------        --------
CASH AND CASH EQUIVALENTS,  end of
    period                                              $    827        $  9,416        $  5,375        $   --          $ 15,618
                                                        ========        ========        ========        ========        ========

================================================================================================================================

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

Except for the historical information contained herein, the discussion in this Form 10-Q contains or may contain forward-looking statements (which include statements in the future tense and statements using the terms "believe," "anticipate," "expect," "intend" or similar terms) that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Management's Discussion and Analysis (particularly in "Outlook: Issues and Risks") in addition to those discussed "Item 1 Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Report on Form 10-K for the year ended December 31, 1996, as well as those factors discussed elsewhere herein or in any document incorporated herein by reference.

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

Three and Nine Months Results of Operations - September 30, 1997 Compared to September 30, 1996

==============================================================================================================================

                                                 Three months ended September 30,              Nine  months ended September 30,
                                        ----------------------------------------      ----------------------------------------
                                                         Percent                                       Percent
(Dollars in thousands)                       1997         Change            1996           1997         Change            1996
------------------------------------------------------------------------------------------------------------------------------
Revenues                                $ 233,093             86%      $ 125,238      $ 655,117            126%      $ 290,180

Cost of revenues                          222,558             97         112,864        622,429            138         261,310

Gross profit                               10,535            (15)         12,374         32,688             13          28,870

Selling, general and administrative         8,201             44           5,706         24,113             90          12,681

Depreciation and amortization               1,055             88             562          3,103            155           1,216

Interest income                               298             35             220            745             18             630

Interest expense                           (1,097)           175            (399)        (3,163)           679            (406)

Net income                                    231            (95)          4,246          1,741            (82)          9,715

==============================================================================================================================

Revenues

Revenues increased to $233.1 million for the quarter ended September 30, 1997 from $125.2 million for the quarter ended September 30, 1996, an 86% increase. For the nine months ended September 30, 1997, revenue was $655.1 million compared to $290.2 million for the nine months ended September 30, 1996, an increase of 126%. Acquisitions, and the addition of US Xpress, Inc. and affiliates (US Xpress) as a PEO client, primarily accounted for the increase in revenues between the periods. Growth was in part offset by factors such as attrition of clients and competitive pressures in the PEO and workers' compensation industry. The Company's acquisition of ERC effective September 1, 1997, accounted for approximately half of the increase in revenues over the three months ended June 30, 1997, the balance being derived from internal growth. The number of worksite employees increased to approximately 46,500 covering 1,679 client companies at September 30, 1997 from approximately 28,000 covering 1,145 client companies at September 30, 1996. In addition, at September 30, 1997, the Company provided risk management/workers' compensation services to approximately 13,000 employees covering 73 employers. Revenues related to stand-alone risk management/workers' compensation services were $3.0 million and $10.2 million for the quarter and nine month period ended September 30, 1997, respectively (which included first quarter nonrecurring revenue of approximately $1.0 million related to stand-alone workers' compensation premiums that were under-billed for policies written in the previous year) compared with revenues of $3.9 million and $12.4 for the third quarter and nine months ended September 30, 1996. In addition, revenues for risk management/workers' compensation services include approximately $262,000 and $1.2 million for the three and nine month periods ended September 30, 1997, respectively, related to a single customer as to which disputes have arisen. The Company has provided reserves for such amounts and is considering what further action, including litigation, may be necessary to collect these amounts. See "Liquidity and Capital Resources."

The Company began in late 1996 to experience the effects of competition and a general weakening in the workers' compensation and employee benefits markets, which slowed revenue growth. This trend has continued into 1997 and is continuing to be experienced by the Company. Stand-alone policies, subject to renewal, in place at September 30, 1997 represent annualized premiums of approximately $10.8 million.

Cost of revenues

Cost of revenues increased 97%, to $222.6 million in the three months ended September 30, 1997 from $112.9 million for the three months ended September 30, 1996. For the nine month period ended September 30, 1997 the cost of revenues were $622.4 million compared to $261.3 million for the same period in 1996, representing a 138% increase. This increase is primarily due to the increase in the Company's business as previously described and as described below.

Included in the quarterly results are substantially offsetting adjustments for a benefit derived from a reduction of the Company's experience modification factor (E-MOD) and certain reserves which were established with respect to state payroll tax obligations. The nine months ended September 30, 1997, also includes expense reductions of approximately $900,000 related to retrospective rate adjustments on workers' compensation programs related to prior periods.

Workers' compensation losses for the third quarter and nine months ended September 30, 1997 were $6.1 and $15.3 million, respectively. The Company believes that the overall results of the Company's risk management/workers' compensation program as measured against industry data can be attributed to the Company's selectivity in new client acceptance, the effective use of safety inspections and safety programs and its ability to manage and close open claims coupled with stop losses of $250,000 and $350,000 per occurrence, the maintenance of accidental death and dismemberment insurance through the Chubb Group of Insurance Companies (Chubb) and a 30-day cancellation capability generally available on PEO business. Although the Company believes its internal method of establishing reserves continues to be appropriate, the Company commissioned an independent third party actuarial review of the Company's workers' compensation reserves at year end 1996, as it had for year end 1995. In the 1996 review, the actuary primarily relied on industry-wide data, while taking into account to a lesser extent than in past reviews ESI's specific risk structure and philosophy in determining its findings. Although the Company believes that determining reserves based more heavily upon its actual historical experience is appropriate and adequately addressed its exposure, it determined to adopt the reserve levels determined by the review for the year ended December 31, 1996, and to use similar methodologies going forward which may have an impact on future periods. The Company has also increased its internal risk per occurrence to $500,000 in Ohio and in certain circumstances Washington, as a result of the Company becoming a self-insurer under those states' monopolistic workers' compensation structures. See "Adequacy of Loss Reserves" ; "Loss and Claims Experience" below in "Outlook: Issues and Risks" for a further explanation of risks and uncertainties relating to the Company's establishment of reserves.

The Company is in the process of analyzing developments in the workers' compensation insurance market. In an effort to reduce the uncertainty and potential expense volatility associated with its retained workers' compensation insurance risk, the Company is in active negotiations with several insurance companies regarding various programs which could result in the shifting of all or a substantial portion of such risk away from the Company. While the Company believes that market conditions generally are favorable for completion of such a transaction, there can be no assurance that any such transaction can be accomplished on terms satisfactory to the Company.

The following table provides an analysis of the Company's workers' compensation reserves from its partially self-insured programs for the following periods. Effective July 1, 1997, and included in the third quarter reserve, the provision for losses and payments includes amounts for self insurance programs in monopolistic states (primarily Ohio).

========================================================================================================

                                                                        Quarter ended         Year ended
                                   --------------------------------------------------        -----------
                                   September 30,           June 30,          March 31,       December 31,
(Dollars in thousands)                     1997               1997               1997               1996
--------------------------------------------------------------------------------------------------------
Reserve - Beginning of period          $  8,409           $  6,764           $  5,154           $  1,052
Provision for losses                      6,076              5,236              3,964             10,034
Payments                                 (3,295)            (3,591)            (2,354)            (5,932)
                                       --------           --------           --------           --------

Reserve - End of period                $ 11,190           $  8,409           $  6,764           $  5,154
                                       ========           ========           ========           ========

========================================================================================================

The following table summarizes certain indicators of performance regarding the Company's risk services department's ability to close out workers' compensation claims in each of the following periods:

===============================================================================

                                               Approximate          Approximate
                                                     Total          Open Claims
Incurred Claims by                               Number of         September 30,
   Calendar Period                                  Claims                 1997
-------------------------------------------------------------------------------
 Nine months ended
------------------
September 30, 1997                                   3,544                1,626

        Year ended
------------------
December 31,  1996                                   3,422                  406
December 31,  1995                                   1,038                   48
December 31,  1994                                     100                    0
                                                  --------            ---------
                                                     8,104                2,080
                                                  ========            =========

================================================================================

Gross profit

The Company's gross profit margin was 4.5% for the third quarter ended September 30, 1997, compared to 9.9% for the same period in 1996. The gross profit margin for the nine month period ended September 30, 1997 of 5.0% was down from 9.9% for the nine month period ended September 30, 1996. This decrease was attributable to several factors including higher workers' compensation costs primarily related to the current quarter (as discussed above), the impact of repricing existing clients due to competitive factors, lower margins on new
business   and  the   change   in  mix  of  the   Company's   stand-alone   risk
management/workers' compensation program revenues relative to the revenues derived from the Company's PEO business. In addition, while a significant portion of the Company's total 1997 revenue was derived from US Xpress, as discussed previously, the gross profit was negligible for the nine month period ended September 30, 1997. Increased competition in certain areas of the Company's business along with higher workers' compensation claims costs, all negatively affected the gross profit margin in 1997. The Company generally earns a higher gross profit margin on revenues derived from its stand-alone risk management/workers' compensation services than on revenues derived from the Company's full-service PEO business, as PEO revenues generally include significant (and substantially offsetting) revenue and expense items for payroll and payroll-related costs for the worksite employees. Accordingly, the Company's overall margin is affected in significant part by the mix of revenues derived from full-service PEO clients and clients for which the Company provides only risk management/workers' compensation services. Stand-alone risk management/workers' compensation services revenue decreased from 3.1% of total revenues for the third quarter of 1996 to 1.3% in the third quarter of 1997.

Selling, general and administration

Selling, general and administrative expenses for the quarter ended September 30, 1997 increased by approximately $2.5 million to $8.2 million, or 44%, from $5.7 million for the quarter ended September 30, 1996. For the nine month periods ended September 30, 1997 and 1996, respectively, selling, general and administrative expenses totaled $24.1 million, compared to $12.7 million, or a 90% increase. Factors contributing to the increase in selling, general and administrative expenses in 1997 over 1996 are the inclusion of the operations of various acquisitions, an increase from 139 corporate employees at September 30, 1996 to 323 at September 30, 1997, and the relocation of the Company's office space. These factors which caused increases in selling, general and administrative expense were partially mitigated by improved systems utilization and economies of scale achieved within the Company's operations. The Company's insurance costs have increased due primarily to the Company's growth. Commission expenses increased in the three and nine months ended September 30, 1997 compared to the same periods in 1996 due to the increase in revenues discussed. Selling, general and administrative expenses are expected to continue to increase to meet the needs of new business, though the Company has initiated efforts to improve efficiencies. The Company signed a seven year lease on new office space in Phoenix, Arizona containing significantly more space at higher rates than its previous facilities. The annual rental increase of approximately $1 million, began in April 1997.

Depreciation and amortization

Depreciation and amortization represented depreciation of property and equipment and amortization of organizational costs, customer lists and goodwill. Total depreciation and amortization expense for the three months ended September 30, 1997 was $1.1 million compared to $562,000 for the period ended September 30, 1996. For the nine month period ended September 30, 1997, depreciation and amortization expense totaled $3.1 million compared to $1.2 million for the nine month period ended September 30, 1996. The increase was due primarily to depreciation of new phone and computer systems and goodwill amortization resulting from acquisitions, with Leaseway and the McClary-Trapp groups of companies (McClary-Trapp Group) being the most significant. In addition, the Company acquired ETIC and CMGR in February of 1997. Goodwill amortization of these acquisitions was recognized from the date of acquisition. Because the Company intends to focus in the short term on further integrating prior acquisitions, the Company does not currently expect 1997 acquisition activity to be as extensive as in 1996. See "Liquidity and Capital Resources" below regarding the Company's issuance of $85 million in Notes in particular as to the approximately $3 million in offering expenses which will be amortized in future periods.

Interest

Interest income increased to $298,000 for the three months ended September 30, 1997 from $220,000 for the same period in 1996. For the nine month period ended September 30, 1997 interest income totaled $745,000 compared to $630,000 for the nine months ended September 30, 1996. The increase in interest income is primarily due to interest earned on both the restricted cash and investments held for the future payment of workers' compensation claims at Camelback Insurance Ltd. (Camelback) and cash held at the corporate level. Interest expense increased to $1.1 million for the three months ended September 30, 1997, from $399,000 for the three months ended September 30, 1996. Interest expense for the nine month period ended September 30, 1997 totaled $3.2 million compared to $406,000 for the nine month period ended September 30, 1996. The increase in interest expense is primarily due to interest accrued on the Company's prior revolving line of credit. The line was first utilized in August 1996 and had average outstanding balances of $48.5 million and $47.2 million for the three months and nine months ended September 30, 1997, respectively.

On October 21, 1997, the Company issued $85 million of 10% Senior Notes due 1997 (the Notes) in a private placement transaction. The increase in borrowings pursuant to the Notes as compared to prior borrowings under the revolving credit facility can be expected to increase interest expense in future periods, although the Company expects that a portion of the increase will initially be offset by interest income generated by the net proceeds in excess of the amount used to repay amounts borrowed under the prior revolving credit facility. See "Liquidity and Capital Resources" below.

Effective tax rate

The Company's effective tax rate provides for federal, state and local income taxes. The effective tax rate for the nine months ended September 30, 1997 was 42% as compared to 36.1% for the nine months ended September 30, 1996. The tax rate used in each quarterly reporting period generally is an estimate of the Company's effective tax rate for the calendar year, which has increased because the impact of nondeductible items is somewhat more pronounced at the Company's level of earnings. The rate reflects the operations of the Company's wholly-owned subsidiary, Camelback, which pays state premium tax rather than state income tax. Although the Company believes that it has structured its Camelback arrangements to qualify for such tax treatment, any disallowance of this tax treatment could materially affect the Company's results of operations for the current fiscal year and future fiscal years. The Company's effective tax rate will vary from time to time depending primarily on the mix of profits derived from Camelback and the Company's various other profit centers, the magnitude of nondeductible items relative to overall profitability and other factors. The Company's estimated effective tax rate for financial reporting purposes for 1997 is also based on estimates of the following items that are not deductible for tax purposes:(a) amortization of certain goodwill, and (b) one-half of the per diem allowance relating to meals paid to truck drivers under a Company sponsored program.

Additional factors which may impact the Company's future operations and results are discussed below under "Outlook: Issues and Risks."

Liquidity and Capital Resources

The Company defines liquidity as the ability to mobilize cash to meet operating, capital and acquisition financing needs. The Company's primary source of cash in the nine months ended September 30, 1997 were from financing activities.


Cash provided by operating activities was $9.1 million during the nine months ended September 30, 1997 compared to cash used in operating activities of $3.8 million during the same period of 1996. Operating cash flows are derived from customers for full PEO services rendered by the Company and for stand-alone risk management/workers' compensation services. Payments from PEO customers typically are received on or within a few days of the date on which payroll checks are delivered to customers, and cover the cost of the payroll, payroll taxes, insurance, other benefit costs and the Company's administration fee. The acquisitions of TEAM Services, Leaseway and certain companies in the McClary-Trapp Group and the Company's stand-alone program adversely affected the Company's operating cash flows as these operations extend credit terms generally from 15 to 45 days as is customary in their respective markets segments. Stand-alone risk management/workers' compensation services are billed in accordance with individual policies. The Company also extends credit terms for certain of its stand-alone risk management/workers' compensation clients by billing less than the expected premium over the policy term, with the difference paid on a deferred basis after the end of a policy year. In addition, accounts receivable were increased because of the results of audits of stand-alone workers' compensation policies which began in the first quarter of 1997. These audits have indicated additional amounts due to the Company based upon changes during the policy year, which are being billed to customers. The amounts due as a result of the audits include $1.0 million recognized in the first quarter of 1997 which relate to prior periods. If the Company expands in these market segments or enters into new market segments, or extends credit terms to additional clients, its working capital requirements may increase. Included in other assets is a net receivable of $2.9 million from a single customer as to which disputes have risen. Although the Company believes the amount is collectible, the Company is considering its alternatives, including litigation, for collection of the receivable.

Cash used in investing activities was $10.7 million and $34.8 million in the nine months ended September 30, 1997 and 1996, respectively. For 1997 and 1996, capital expenditures were $1.5 million and $.7 million, respectively. Capital expenditures in 1997 consisted primarily of computer equipment to enhance the Company's ability to support the Company's increasing client and employee base. In April 1997, the Company relocated its Phoenix operations to a new facility. The leaseholds and improvements will be financed by the landlord as a buildout allowance, and subsequently reflected in rental payments. Moving costs and office furniture represented cash outlays in the first and second quarters of 1997 of approximately $1.0 million. During the remainder of 1997, the Company expects to continue to invest in additional computer and technological equipment. Although the Company continuously reviews its capital expenditure needs, management expects that 1997 capital expenditures will exceed those incurred in prior periods to meet the needs of the Company's growing base of worksite employees.

Cash provided by financing activities was $6.2 million for the nine months ended September 30, 1997 compared to cash provided by financing activities of $36.7 million for the same period in 1996. Cash flows from financing activities during the nine months ended September 30, 1997 and 1996 resulted primarily from the Company's acquisition financing (see below) and the sale of the Company's common stock upon exercise of options.

At September 30, 1997 and 1996, the Company had cash and cash equivalents of $15.6 million and $12.1 million, respectively. Cash and cash equivalents are generally invested in high investment grade instruments with maturities of less than 90 days. Certain amounts of restricted cash and investments (see below) may have maturities beyond 90 days but are highly liquid. The Company generally maintains large cash balances to meet its daily payroll and payroll tax obligations. The Company is implementing a nationwide cash management program to minimize the requirement for cash on hand, though as the business continues to grow, cash requirements to meet daily obligations will increase. The Company is required through its fronting arrangements with Reliance to maintain restricted cash and investments to secure the future payment of workers' compensation losses. Such restricted cash and investments have been calculated based on estimates of the future growth in the Company's business and ultimate losses on such business. For this purpose, ultimate losses are actuarially determined by the fronting carriers utilizing industry-wide data and regulatory requirements which may not reflect the Company's historical or expected ultimate losses. Restricted cash and investments is classified as a current asset as the Company settles and pays most workers' compensation claims within one year from occurrence. The Company cannot access restricted cash and investments without the agreement of Reliance. At September 30, 1997, $16.0 million was on deposit at Camelback as restricted cash and investments.

At September 30, 1997 and December 31, 1996, the Company had working capital of $38.8 million and $30.4 million, respectively.

Assuming continued growth of the Company's full-service PEO business and stand-alone risk management/workers' compensation services program, the Company anticipates that it will be required under its arrangements with its insurers to set aside increasing amounts of funds for payment of claims and related administrative costs.

Under Bermuda law, Camelback must maintain statutory capital and surplus in an amount equal to at least 20% of the net premiums written through the Company's fronting arrangements, provided that the percentage requirement is reduced to 10% at such time as annualized premium volume reaches $6 million. The Company has applied for a new license under which the percentage requirement, if such license is granted, will be reduced to 15%. Bermuda law also regulates the circumstances under which Camelback may loan funds to its parent company. In the nine months ended September 30, 1997, the Company paid to Reliance approximately $10.7 million of which $6.6 million was ceded to the trust account at Camelback for payment of claims and $2.1 million was ceded directly to Camelback as unrestricted. For the same period the Company also paid to Legion approximately $2.6 million of which $1.7 million in loss funds will be ceded to Camelback upon the establishment of a separate trust account for the program. In the future, these factors may limit the ability of the Company to execute its planned growth strategy and may limit the ability of Camelback to transfer funds to its parent company (whether via dividend or otherwise).

The Company had a $60 million revolving line of credit under its prior bank revolving credit facility (Prior Credit Facility) for acquisition financing, working capital and other general corporate purposes. The Prior Credit Facility provided for various borrowing rate options including borrowing rates based on a fixed spread of 25 basis points over the prime rate or 250 basis points over the London Interbank Offered Rate (LIBOR), as adjusted upward to reflect applicable reserve requirements. The Company paid a commitment fee of 37.5 basis points on the unused portion of the line.

Since the Company obtained its Prior Credit Facility in August 1996, the $49.7 million drawn under the line at October 21, 1997 had been used primarily for acquisition financing including $24.0 million for the acquisition of Leaseway, $9.4 million for the acquisition of McClary-Trapp, $3.0 million for CMGR, $.9 million for ETIC and approximately $10.0 million to finance accounts receivable on such acquisitions. The Company repaid outstanding indebtedness under the Prior Credit Facility with net proceeds of the Offering and replaced it with the Amended Credit Facility. See "Amended Credit Facility" below.

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

Note Offering

On October 21, 1997, the Company issued $85 million of Notes in an Offering (the Offering) effected under Rule 144A under the Securities Act of 1933 as amended (Securities Act). Approximately $50 million of the net proceeds of the Offering was used to repay certain indebtedness, and the remaining balance will be used for additional capital expenditures and general corporate purposes. Interest under the Notes is payable semi-annually commencing April 15, 1998, and the Notes are not callable until October 2001 subject to the terms of the Note Agreement. The Company incurred expenses related to the Offering of approximately $3 million and will amortize such costs over the life of the Notes. The Company has agreed to file under the Securities Act, a registration statement relating to an exchange offer for these Notes. If this registration is not declared effective prior to the 120th day after the issue date of October 21, 1997, the interest rate can increase up to a maximum of 12% per annum of the principal amount of such Notes.

Amended Credit Facility

In connection with the Offering, the Company entered into the Amended Credit Facility which provided for a revolving line of credit of $20.0 million, including letters of credit drawn thereunder. The Amended Credit Facility includes various borrowing rate options including borrowing rates at the prime rate or 175 basis points over London Interbank Offered Rate (LIBOR). The Company will pay a commitment fee of 25 basis points on the unused portion of the line and letter of credit fees of 75 to 175 basis points per annum. The Amended Credit Facility will mature on August 1, 1999. The principal loan covenants in the Amended Credit Facility are as follows: current ratio of at least 1.3 to 1; minimum net worth of at least $45 million as of June 30, 1997, adjusted by 75% of net income and other factors each and every fiscal quarter thereafter; senior debt to EBITDA, as defined therein for the preceding four quarters of not more than 2.0 to 1 as of the end of each calendar quarter and maximum debt to EBITDA as reduced by a portion of available cash of 4.0 to 1. The Amended Credit Facility includes certain other customary covenants and will be secured by substantially all of the Company's assets.

Outlook:  Issues and Risks

The following issues and risks, among others (including those discussed elsewhere herein), should also be considered in evaluating the Company's outlook.

Management of Rapid Growth.

The Company's success depends, in part, upon its ability to achieve growth and manage this growth effectively. Since its formation, the Company has experienced rapid growth which has challenged the Company's management, personnel, resources and systems. As part of its business strategy, the Company intends to pursue continued growth through its sales and marketing capabilities, acquisitions and marketing alliances. Although the Company has expanded its management, personnel, resources and systems to manage future growth and to assimilate acquired operations, there can be no assurance that the Company will be able to maintain or accelerate its growth in the future or manage this growth effectively. Failure to do so could materially adversely affect the Company's business and financial performance. To accommodate growth, the Company is centralizing certain operations, which may result in temporary disruptions in operations.

The Company has grown substantially in recent years through the acquisition of other PEO and similar companies. Although the Company has recently focused on further integrating prior acquisitions into the Company's operations, a key component of the Company's long-term growth strategy is to continue to pursue selective attractive acquisition opportunities. There can be no assurance that the Company will be able to find attractive acquisition candidates at reasonable prices or, if it does, that other potential acquirers will not compete successfully with the Company for these candidates. Any significant increase in the number of companies competing with the Company to acquire PEOs would likely increase the cost of acquisitions and thereby limit the Company's ability to grow profitably through acquisitions. In addition, although the Company attempts to evaluate each acquisition candidate thoroughly prior to an acquisition, there can also be no assurance that, once acquired, the Company will be able to achieve acceptable levels of revenues, profitability or productivity from the acquired company.

A portion of the Company's historical growth is attributable to its risk management/workers' compensation services program. The risks associated with rapid growth in this area include the potential for inadequate underwriting due to a lack of experience with new geographic markets and industries served, a shortage of experienced and trained personnel, and the need for sophisticated operating systems to help manage these risks. The Company recently converted its risk management information system to a new operating system to support this growth; there can be no assurance that this conversion will ultimately prove to be successful, or that other future changes in systems or procedures will be successfully completed. Any failure to manage growth in the risk management/workers' compensation program could adversely affect the Company's ability to underwrite profitable risks and efficiently resolve claims, which in turn could have a material adverse effect on the Company's business and financial performance.

Adequacy of Loss Reserves; Loss and Claims Experience.

Under its present workers' compensation arrangements, the Company is responsible for the first $250,000 ($350,000 for certain transportation programs and $500,000 in two states with "monopolistic" workers' compensation insurance structures) of each occurrence with no aggregate limit to the number of losses for which the Company may be liable. The Company's reserves for losses and loss adjustment expenses under its workers' compensation are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. Reserves are estimates based on industry data and historical experience, and include judgments of the effects that future economic and social forces are likely to have on the Company's experience with the type of risk involved, circumstances surrounding individual claims and trends that may affect the probable number and nature of claims arising from losses not yet reported. Consequently, loss reserves are inherently uncertain and are subject to a number of highly variable and difficult to predict circumstances. This uncertainty is compounded in the Company's case by its rapid growth and limited experience. For these reasons, there can be no assurance that the Company's ultimate liability will not materially exceed its loss and loss adjustment expense reserves. If the Company's reserves prove to be inadequate, the Company will be required to increase reserves or corresponding loss payments with a corresponding reduction, which may be material, to the Company's operating results in the period in which the deficiency is identified.

The Company has utilized its selective evaluation process, safety programs, active claims management and maintenance of its accidental death and dismemberment policy to manage its loss and claims experience. However, the Company may experience adverse development on prior losses and may not be able to maintain its current loss experience over time. Future loss experience could increase due to weakened underwriting standards as a result of internal growth, the loss experience of acquired operations, increased competition or other factors which may affect the Company's standards, procedures or claims experience. An increase in the Company's loss experience could materially adversely affect the Company's business and financial performance. As previously discussed, in an effort to reduce the uncertainty and potential volatility associated with its workers' compensation programs, the Company is evaluating its underwriting exposure and is in active negotiations with several major insurance companies designed to shift workers' compensation insurance risk away from the Company. If accomplished, such a transaction may involve shifting the risk associated with liabilities arising before or after the date of such transaction, or both. While not anticipated, there can be no assurance that completion of a transaction shifting the risk associated with prior liabilities will not result in a short-term adverse effect on the Company's results. State unemployment taxes are, in part, determined by the Company's unemployment claims experience. Medical claims experience also greatly impacts the Company's health insurance rates and claims cost from year to year. Should the Company experience a large increase in claims activity for unemployment, workers' compensation and/or health care, then its costs in these areas would increase. In such a case, the Company may not be able to pass these higher costs to its clients and would therefore have difficulty competing with the PEOs with lower claims rates that may offer lower rates to clients.

Tax Treatment.

The attractiveness to clients of a full-service PEO arrangement depends in part upon the tax treatment of payments for particular services and products under the Internal Revenue Code (the "Code") (for example, the opportunity of employees to pay for certain benefits under a cafeteria plan using pre-tax dollars). The Internal Revenue Service ("IRS") has formed a Market Segment Study Group to examine whether PEOs, such as the Company, are for certain tax purposes the "employers" of worksite employees under the Code. The Company cannot predict either the timing or the nature of any final decision that may be reached by the IRS with respect to the Market Segment Study Group or the ultimate outcome of any such decision, nor can the Company predict whether the Treasury Department will issue a policy statement with respect to its position on these issues or, if issued, whether such statement would be favorable or unfavorable to the Company. If the IRS were to determine that the Company is not an "employer" under certain provisions of the Code, it could materially adversely affect the Company in several ways. First, with respect to benefit plans, the tax qualified status of the Company's 401(k) plans would be revoked, and the Company's cafeteria and medical reimbursement plans may lose their favorable tax status. If an adverse IRS determination were applied retroactively to disqualify benefit plans, employees' vested account balances under 401(k) plans would become taxable, an administrative employer such as the Company would lose its tax deductions to the extent its matching contributions were not vested, a 401(k) plan's trust could become a taxable trust and the administrative employer could be subject to liability with respect to its failure to withhold applicable taxes and with respect to certain contributions and trust earnings. In such event, the Company also would face the risk of client dissatisfaction and potential litigation by clients or worksite employees.

As the employer of record for many client companies and their worksite employees, the Company must account for and remit payroll, unemployment and other employment-related taxes to numerous federal, state and local tax, labor and unemployment authorities, and is subject to substantial penalties for failure to do so. From time to time, the Company has received notices or challenges which may adversely affect its tax rates and payments. In light of the IRS Market Segment Study Group and the general uncertainty in this area, certain proposed legislation has been drafted to clarify the employer status of PEOs in the context of the Code and benefit plans. However, there can be no assurance that such legislation will be proposed and adopted or in what form it would be adopted. Even if it were adopted, the Company may need to change aspects of its operations or programs to comply with any requirements which may ultimately be adopted. In particular, the Company may need to retain increased sole or shared control over worksite employees if the legislation is passed in its current form.

Litigation.

The Company and several of its present and former executive officers and directors have been named as defendants in several actions alleging violations of securities laws with respect to the accuracy of certain statements regarding Company reserves and other disclosures made by the Company and certain of its directors and officers. These suits were filed following a significant drop in the trading price of shares of the Company's Common Stock in March 1997. The suits have been consolidated before a single judge of the U.S. District Court in Phoenix, Arizona. The Court has before it motions by the plaintiffs for the appointment of representative plaintiffs and approval of selection of lead counsel. Once these motions are ruled upon, it is anticipated that a consolidated, amended complaint will be filed.

While the complaints do not specify alleged damages, the Company expects the requests for damages to be substantial. The Company believes the claims are without merit, and intends to defend these actions vigorously. However, the ultimate resolution of these actions could have a material adverse effect on the Company's results of operations and financial condition. In addition, publicity relating to the litigation could have a negative effect on the Company's relationships with its current and prospective clients, employees and suppliers.

Substantial Leverage.

The Company has incurred significant debt primarily in connection with its expansion through acquisitions and its October 1997 issuance of 10% Senior Notes due 2004 (the "Notes"). As of September 30, 1997, after giving pro forma effect to the sale of the Notes and the application of the net proceeds therefrom, the Company would have had outstanding senior indebtedness of approximately $85 million, which would have consisted of the Notes, and stockholders' equity of approximately $53.9 million.

The Company's ability to make scheduled principal payments in respect of, or to pay the interest or liquidated damages, if any, on, or to refinance, any of its indebtedness (including the Notes) will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors beyond its control. Based upon the Company's current level of operations and anticipated growth, management believes that cash flow from operations and other available cash, together with available borrowings under the Amended Credit Facility, will be adequate to meet the Company's anticipated future requirements for working capital expenditures, scheduled lease payments and scheduled payments of interest on its indebtedness, including the Notes, for the foreseeable future. The Company may, however, need to refinance all or a portion of the principal of the Notes at or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated growth will occur or that future borrowings will be available under the Amended Credit Facility or otherwise in an amount sufficient to enable the Company to service or refinance its indebtedness, including the Notes, or make anticipated capital expenditures and lease payments. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms. See "Liquidity and Capital Resources."

The degree to which the Company is leveraged could have important consequences, including, but not limited to, the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future could be limited; and (iii) the Notes indenture and the Amended Credit Facility contain financial and restrictive covenants that limit the ability of the Company to, among other things, borrow additional funds. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company's business and financial performance.

Uncertainty of Extent of PEO's Liability; Government Regulation of PEOs.

Employers are regulated by numerous federal and state laws relating to labor, tax and employment matters. Generally, these laws prohibit race, age, sex, disability and religious discrimination, mandate safety regulations in the workplace, set minimum wage rates and regulate employee benefits. Because many of these laws were enacted prior to the development of non-traditional employment relationships, such as PEO services, many of these laws do not specifically address the obligations and responsibilities of non-traditional "co-employers" such as the Company, and there are many legal uncertainties about employee relationships created by PEOs, such as the extent of the PEO's liability for violations of employment and discrimination laws. The Company may be subject to liability for violations of these or other laws even if it does not participate in such violations. As a result, interpretive issues concerning the definition of the term "employer" in various federal laws have arisen pertaining to the employment relationship. Unfavorable resolution of these issues could have a material adverse effect on the Company's results of operations or financial condition. The Company's standard forms of client service agreement establish the contractual division of responsibilities between the Company and its clients for various personnel management matters, including compliance with and liability under various governmental regulations. However, because the Company acts as a co-employer, and in some instances acts as sole employer (such as in the driver leasing program), the Company may be subject to liability for violations of these or other laws despite these contractual provisions, even if it does not participate in such violations. The circumstances in which the Company acts as sole employer may expose the Company to increased risk of such liabilities for an employee's actions. The Company has been sued in tort actions alleging responsibility for employee actions (which it considers to be incidental to its business). Although it believes it has meritorious defenses, and maintains insurance (and requires its clients to maintain insurance) covering certain of such liabilities, there can be no assurances that the Company will not be found to be liable for damages in any such suit, or that such liability would not have a material adverse effect on the Company. Although the client generally is required to indemnify the Company for any liability attributable to the conduct of the client or employee, the Company may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities. In addition, employees of the client may be deemed to be agents of the Company, subjecting the Company to liability for the actions of such employees.

While many states do not explicitly regulate PEOs, fifteen states have passed laws that have licensing or registration requirements and at least three other states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. There can be no assurance that the Company will be able to satisfy licensing requirements or other applicable regulations of any particular state from time to time.

Government Regulation Relating to Workers' Compensation Program.

As part of its risk management/workers' compensation programs, the Company utilizes Camelback, a wholly-owned insurance company subsidiary. Insurance companies such as Camelback are subject to the insurance laws and regulations of the jurisdictions in which they are chartered; such laws and regulations generally are designed to protect the interests of policyholders rather than the interests of shareholders such as the Company. In general, insurance regulatory authorities have broad administrative authority over insurers domiciled in their respective jurisdictions, including authority over insurers' capital and surplus levels, dividend payments, financial disclosure, reserve requirements, investment parameters and premium rates. The jurisdictions also limit the ability of an insurer to transfer or loan statutory capital or surplus to its affiliates. The regulation of Camelback could materially adversely affect the Company's operations and results.

Competition.

The market for many of the services provided by the Company is highly fragmented, with over 2,300 PEOs currently competing in the United States. Many of these PEOs have limited operations with relatively few worksite employees, but the Company believes that several are larger than or comparable to the Company in size. The Company also competes with non-PEO companies whose offerings overlap with some of the Company's services, including payroll processing firms, insurance companies, temporary personnel companies and human resource consulting firms. In addition, as the PEO industry becomes better established, the Company expects that competition will continue to increase as existing PEO firms consolidate into fewer and better competitors and well-organized new entrants with potentially greater resources than the Company, including some of the non-PEO companies described above, continue to enter the PEO market. The Company's subscriber agreements with its clients generally may be canceled upon 30 days written notice of termination by either party. The short-term nature of most customer agreements means that a substantial portion of the Company's business could be terminated upon short notice. In the stand-alone risk management/workers' compensation services area, the Company considers state insurance funds and other private insurance carriers to be its primary competition.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         Not yet required by Company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As the Company has previously reported, the Company and certain of its directors and executive officers have been named as defendants in several securities actions filed in 1997. While the exact claims and allegations vary, they all allege violations by the Company of Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder, with respect to the accuracy of statements regarding Company reserves and other disclosures made by the Company and certain directors and officers. These suits were filed shortly after a significant drop in the trading price of the Company's Common Stock in March 1997. Each of the actions seek certification of a class consisting of purchasers of securities of the Registrant over specified periods of time. Each of the complaints seeks the award of compensatory damages in amounts to be determined at trial, including interest thereon, and costs of the action, including attorneys fees.

The suits have been consolidated before a single judge in the U.S. District Court in Phoenix, Arizona. The court has before it motions by the plaintiffs for the appointment of representative plaintiffs and approval of selection of lead counsel. Once these motions are ruled upon, it is anticipated that a consolidated, amended complaint will be filed. The Company believes the actions are without merit and intends to defend the cases vigorously.

In addition to cases which have been previously disclosed by the Company, an additional action known to the Company as having been filed is:

     Billy R. Thedford, Floyd Conway Williams, Michael J. Stecher, Jeffrey A. Engen and North River Trading, LLC, on behalf of themselves and all others similarly situated versus Roy Alan Flegenheimer, Morris C. Aaron, Edward L. Cain, Jr., Harvey A. Belfer, Marvin D. Brody and Employee Solutions, Inc., Case No. CIV 97-1077 PHX EHC.

Item 2. Changes in Securities

On October 21, 1997, the Company entered into an Amended and Restated Loan Agreement with Bank One Arizona, NA (the "Loan Agreement"), which provides a revised $20 million revolving credit facility for the Company. The Loan Agreement provides a working capital facility for the Company; as of the date hereof, there were no outstanding borrowings under the Loan Agreement. On the same date, the Company entered into a Purchase Agreement, and a related Indenture (the "Indenture"), whereby it issued $85 million of 10% Senior Notes Due 2004 (the "Notes") in an institutional private placement transaction. The Notes are guaranteed by certain of the Company's subsidiaries. The sale of the Notes, and entry into the Loan Agreement were reported in the Company's Report on Form 8-K dated October 21, 1997 (the "10/21/97 8-K").

Financial Covenants.

Certain financial covenant provisions of the Indenture and the Loan Agreement may be determined to affect the rights of holders of the Company's outstanding securities. The following summary of certain of such provisions is qualified in its entirety by reference to the respective texts of the Indenture (which includes the form of Notes) and the Loan Agreement, copies of which have been filed by the Company as exhibits to the 10/21/97 8-K.

     (a) Sections 7.7 of the Loan Agreement and 4.3 of the Indenture provides that the Company will not, without the bank's consent in the case of the Loan Agreement or certain tests being met in the case of the Indenture, pay any dividends or make certain other distributions.

     (b) Section 6.12.1 of the Loan Agreement requires the Company to maintain a current ratio of not less than 1.3-to-1.

     (c) Section 6.12.2 of the Loan Agreement requires the Company to maintain a net worth of $45 million at June 30, 1997, which specific increases thereafter.

     (d) Sections 6.12.3 and 6.12.4 of the Loan Agreement provides that the Company's "total debt" as defined to EBITDA may not exceed 4-to-1, and "total senior debt" to EBITDA greater than 2-to-1.

In addition to the foregoing, among other things, the Loan Agreement and/or the Indenture contains restrictions on: sale of securities (Section 7.1 of the Loan Agreement); mergers or the sale of significant assets by the Company and subsidiaries or use of the proceeds thereof (Sections 7.1 and 7.5 of the Loan Agreement and Section 4.13 and Article V of the Indenture); certain investments and business acquisitions by the Company and subsidiaries (Sections 7.4 and 7.5 of the Loan Agreement); and additional indebtedness or liens (as defined) by the Company or its subsidiaries (Sections 4.10 and 4.12 of the Indenture).

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
         --------

         Exhibit
         Number          Description
         -------         -------------------------------------------------------

         10.1            1995 Stock Option Plan, as amended through July 9, 1997

         27              Financial Data Schedule


(b)      Reports on Form 8-K.
         --------------------

         None, although the Company filed a report on Form 8-K dated October 21, 1997 reporting the sale of the Notes and entry into the Loan Agreement.

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          EMPLOYEE SOLUTIONS, INC.



     Date:    November 14, 1997           /S/ Marvin D. Brody
          ----------------------          -------------------------------
                                          Marvin D. Brody
                                          Chief Executive Officer




                                          /S/ Morris C. Aaron
                                          -------------------------------
                                          Morris C. Aaron
                                          Chief Financial Officer




                                          /S/  John V. Prince
                                          -------------------------------
                                          John V. Prince
                                          Chief Accounting Officer
                                       30