Form 10-K
period 1997-12-31
EMPLOYEE SOLUTIONS INC
filed 1998-03-31
CIK 904897

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

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


                   6225 N. 24th Street, Phoenix, Arizona 85016
                    (Address of principal executive offices)

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

                            No Par Value Common Stock
   Rights to Purchase Shares of Series A Junior Participating Preferred Stock

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the $ 4.906 closing price of the Registrant's Common Stock as reported on the NASDAQ National Market on March 25, 1998, was approximately $130.1 million. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of outstanding shares of the Registrant's Common Stock as of March 25, 1998, was 31,731,945.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Registrant's Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                            EMPLOYEE SOLUTIONS, INC.
                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.       -   BUSINESS

ITEM 2.       -   PROPERTIES

ITEM 3.       -   LEGAL PROCEEDINGS

ITEM 4.       -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 4A.      -   EXECUTIVE OFFICERS OF THE REGISTRANT

                                     PART II

ITEM 5.       -   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED SHAREHOLDER MATTERS

ITEM 6.       -   SELECTED CONSOLIDATED FINANCIAL DATA

ITEM 7.       -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.      -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.       -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 10.      -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.      -   EXECUTIVE COMPENSATION

ITEM 12.      -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT

ITEM 13.      -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     PART IV

ITEM 14.      -   EXHIBITS AND REPORTS ON FORM 8-K

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

Unless otherwise indicated, all share and per share information herein has been restated to reflect the Company's two-for-one stock splits which occurred in 1996.

ITEM 1. BUSINESS
----------------

The Company

Employee Solutions, Inc. (together with its subsidiaries ESI or the Company) is one of the largest professional employer organizations (PEO) and is the most geographically diverse PEO in the United States, specializing in integrated employment outsourcing solutions for small and mid-sized businesses. As of December 31, 1997, the Company served approximately 1,700 client companies representing 45,200 worksite employees in 47 states.

The Company offers a broad array of integrated outsourcing solutions which provide businesses throughout the United States with comprehensive and flexible outsourcing services to meet their payroll, benefits and human resources needs while helping manage their overall costs. The Company provides significant benefits to its client companies and their worksite employees, including: (i) managing escalating costs associated with workers' compensation, health insurance, workplace safety and employment policies and practices; (ii) enhancing employee recruiting and retention by providing employees with access to a menu of healthcare and other benefits that are more characteristic of larger employers; (iii) providing expertise in transportation personnel and in labor relations; and (iv) reducing the time and effort required by the employer to deal with an increasingly complex administrative, legal and regulatory environment.

As a PEO, ESI and its "client company" typically agree that ESI will become the "employer of record" for the client company's employees. ESI generally assumes designated obligations for payroll processing and reporting, payment of payroll taxes, human resources management and the provision of employee benefit plans and risk management/workers' compensation services. Additionally, ESI may provide other products and services directly to worksite employees, such as employee payroll deduction programs for disability and specialty health insurance, prepaid telephone cards and other personal financial services. The client company generally retains management control of the worksite employees, including hiring, supervision and termination and determining the employees' job descriptions and salaries.


Industry Overview

The PEO industry has undergone rapid growth in recent years. According to the National Association of Professional Employer Organizations (NAPEO), the industry has grown at a compound rate of 29% from 1991 to 1996. Industry analysts  expect  the  PEO  industry  to  continue  to grow  rapidly  due to the
increased  regulatory  and  administrative   burden  being  experienced  by  all
employers and the ongoing requirements of businesses to manage their overall employee related costs. For example, recent tax legislation will require all companies with annual payroll tax deposits in excess of $50,000 to settle such taxes electronically or suffer monetary penalties. The Small Business Administration estimated that in 1994 there were nearly 6 million businesses with fewer than 500 employees which employ over 51 million employees with an aggregate payroll of approximately $1.2 trillion. It is estimated that the entire PEO industry currently has between two and three million worksite employees with annual payrolls of over $17 billion. The large size of the potential client market leaves room for substantial continued growth of the PEO industry.

The PEO industry began to evolve in the 1980s, primarily in response to the increasing burdens on small to medium-sized employers resulting from a complex regulatory and legal environment. While various service providers assisted these businesses with specific tasks, PEOs began to emerge as providers of a more comprehensive range of employment-related services. As the industry has evolved, the term "professional employer organization" came to be used to describe an entity which establishes a three-party relationship among the PEO, a client business, and the employees of that client business. For client employers, PEOs can perform the functions of human resources, payroll and benefits administration departments of larger companies. The PEO offers employers a one stop shop with a menu of choices for the client company to bundle the payroll and benefit related services into one contract. The primary services performed by PEOs are payroll administration, workers' compensation insurance, medical benefits and 401(k) retirement plans. The growth of the PEO industry results, in significant part, from the demand by relatively small businesses for assistance in administrative aspects of the employer/employee relationship, as well as a means to allow participation of their employees in attractive employee benefit programs. By having their employees become part of a larger employee pool, employers often can provide access to enhanced benefits, such as medical insurance, which would not be economically available to relatively small employers.

The Company believes that an important aspect of the growth of the PEO industry has been the increased recognition and acceptance of PEOs, and the employer/employee relationships they create, by federal and state governmental authorities. The concept of PEO services has become better understood by regulatory authorities, as legitimate industry participants have overcome the well-publicized earlier failures of some PEOs. The Company believes that the regulatory environment has begun to shift to one of regulatory cooperation with the industry, although significant issues (particularly tax-related) remain unresolved. Through NAPEO, the Company and other industry leaders work with government entities for the establishment of appropriate regulatory frameworks to protect clients and employees and thereby promote the acceptance and further development of the PEO industry. See "Industry Regulation."


Clients

As of December 31, 1997, the Company's full-service PEO client base consisted of approximately 1,700 client companies, representing approximately 45,200 employees in 47 states. At that date, the Company had customers in more than 12 specific industries, based on Standard Industrial Classification ("SIC") codes, and no more than 33% of the Company's customers were classified in any one SIC code. The Company's approximate client company distribution by major industry grouping as of December 31, 1997 is set forth below:

                                                             Percent of
         Industry Group                                         Clients
         --------------                                      ----------

         Transportation:
                Private carriage/driver leasing                       7%
                For hire/standard PEO                                26
                                                            -----------
                Total                                                33

         Services:
                Professional                                         13
                Light Industrial                                      7
                Real Estate                                           3
                                                            -----------
                Total                                                23

                Manufacturing                                         8
                Construction                                         11
                Retail Trade                                          8
                Entertainment                                         8
                Wholesale Trade                                       5
                Agriculture and Fishing                               1
                Other                                                 3

As part of its business strategy, the Company targets a nationwide client base composed primarily of the above categories. Although the Company has identified certain industries such as transportation, which it believes particularly benefit from its services and expertise, the Company also seeks to maintain an overall diversity of clients, in both industries and geographical scope. This diverse base enables the Company to minimize its exposure to cyclical downturns in specific industries and geographic regions.

The Company's average full-service PEO client had approximately 20 employees as of December 31, 1997 (excluding TEAM Services which employs a substantial number of worksite employees in the entertainment industry on a part-time or periodic basis), while the average client added through internally-generated sales in 1997 (excluding US Xpress discussed below) exceeded 17 employees. The Company focuses primarily on employers with fewer than 500 employees. However, the Company believes that the benefits of PEO services remain attractive for larger employers in many circumstances.

Effective January 1, 1997, the Company has entered into a PEO arrangement with US Xpress, a publicly-held transportation company, currently with approximately 5,000 employees who became Company worksite employees. The addition of the worksite employees of US Xpress, which has become the Company's largest single client, increased the average number of worksite employees per client and the percentage of the Company's worksite employees in the transportation industry. US Xpress accounted for $183.3 million or 20% of the Company's total revenue in 1997.

The Company generally has benefited from a high level of client retention, resulting in a significant recurring revenue stream. NAPEO's standard for measuring attrition is computed by dividing the number of clients lost during the period by the sum of the number of clients at the beginning of the period plus the number of clients added during the period (Client Attrition Rate). Based on this standard, the Company's Client Attrition Rate was approximately 25%, 21%, and 25%, respectively, for the years ended December 31, 1997, 1996, and 1995. The Company's Client Attrition Rate is attributable to a variety of factors, including (i) termination by the Company because the client did not make timely payments or failed to meet the Company's client risk profile, (ii) client nonrenewal due to repricing, or service or price dissatisfaction and
(iii) client business failure, downsizing, or sale or acquisition of the client.

The general division of responsibilities between the Company and its client as co-employers under the Company's standard forms of subscriber agreements for PEO services is as follows:

                  The Company:
                  ------------

         *        Payroll preparation and reporting
         * Tax reporting and payment (state and federal withholding, FICA, FUTA, state unemployment)
         *        Workers'  compensation  compliance,  procurement,  management, reporting
         *        Employment benefit procurement, administration and payment
         * Monitoring changes in certain governmental regulations governing the employer/employee relationship and updating the client when necessary

                  The Client:
                  -----------

         * Supervision and direction of job specific activities and designation of job description and duties
         *        Hiring, firing and disciplining of employees
         *        Determination of salaries and wages
         *        Selection  of  fringe  benefits,   including   employee  leave
                  policies
         *        Professional  and business  licensing  and permits
         *        Compliance with immigration laws

         *        Compliance with health, safety and work laws and regulations

                  Joint:
                  ------

         * Implementation of policies and practices relating to the employer/employee relationship
         *        Employer liability under workers' compensation laws


The Company varies its standard contractual terms, including the apportioning of responsibilities, when necessary to meet various states' regulatory requirements or other circumstances. For example, Texas and Florida require the Company to retain certain additional control rights over worksite employees as compared to the Company's standard arrangements.

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

As a result of an acquisition in August 1996, the Company began providing driver leasing services in which the Company acts as sole employer of the worksite employee. In such cases, the Company contracts with certain of its clients to provide transportation workers who are sole employees of the Company. For these workers, the Company makes hiring, termination and placement decisions, and assumes more related obligations than in the general "co-employer" situation. The Company may also contract to provide additional services on a fee basis, such as negotiating collective bargaining agreements on behalf of its clients, maintaining department of transportation requirements and drug testing. The Company expects that for certain industries this type of all-inclusive program will become a more significant part of its business, which may expose the Company to greater risk of liability for its employees' actions both because of the nature of the employment relationship and because of the incidence of injuries inherent in a transportation program (such as those from vehicle accidents).

In addition to its full-service PEO client customers, the Company also has provided stand-alone risk management/workers' compensation services. These services were provided to approximately 83 employers, covering approximately 11,100 employees as of December 31, 1997. The Company's stand-alone risk management/workers' compensation clients and employees are primarily in the manufacturing, construction, transportation and temporary services industries. Under the Company's new guaranteed cost arrangements, the Company expects that recent reductions in its stand-alone workers' compensation insurance program will continue. See "Risk Management/Workers' Compensation Program -- Stand-alone Workers' Compensation".

Services and Products

The Company provides its clients with a comprehensive offering of employment related services and products. The Company's flexible approach allows its clients to select packages best suited for their needs. These services and products generally cover five categories: payroll, human resources administration, regulatory compliance, risk management/workers' compensation, and benefits programs.

Payroll

As the employer of record, the Company assumes responsibility for making payroll payments to the worksite employees and for payroll tax deposits, payroll tax reporting, employee file maintenance, unemployment claims, and monitoring and responding to changing laws and regulations relating to payroll taxes. Although the Company typically bills a client company in advance of each payroll date and reserves the right to terminate its agreement with the client if payment is not received within two days of the billing date, limited extended payment terms are offered in certain cases subject to local competitive conditions. In certain industry segments where such practices are customary (such as those in the entertainment industry and in certain parts of the transportation industries) the Company extends to its clients payment terms ranging from 15 to 45 days. See " Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

Risk Management/Workers' Compensation

The Company offers its clients a fully-insured, first-dollar coverage workers' compensation insurance program. Effective January 1, 1998, this program is provided through third party insurers, on a fully-insured, guaranteed cost basis to the Company. The Company's risk management/workers' compensation program provides its clients with access to safety programs through the Company's experienced safety professionals, early return to work programs and access to managed care networks for workers' compensation services as part of the PEO package. The Company also offers its fully insured, first-dollar coverage workers' compensation insurance program on a stand-alone basis. Under the Company's new guaranteed cost arrangements, the Company expects that recent reductions in its stand-alone workers' compensation insurance program will continue. Many aspects of the Company's risk management/workers' compensation program were developed prior to 1998, during a period when the Company partially self-insured for certain workers' compensation risks. The Company believes many of these structures and programs will continue to assist the Company in managing workers' compensation premium expense.

Benefits Programs

The Company believes it generally can obtain employee benefits, negotiate annual plan arrangements, and administer the plans and related claims at rates generally not available to small and medium-sized firms (depending upon geographic location, plan design and census demographics of the group). The Company's benefits programs include (i) major medical indemnity, preferred provider and health maintenance organization plans; (ii) group term life and accidental death and dismemberment insurance; (iii) dental indemnity and preferred provider insurance; (iv) vision care discount programs; (v) long term disability insurance; and (vi) short term disability and other supplemental insurance programs. Except for one self-insured health care program, the health care programs of the Company are fully insured by third-party insurers. See "Medical Programs" below. In addition, the Company offers pre-tax health care spending plans, pre-tax premium conversion and dependent care spending plans, and qualified retirement plans, such as 401(k) plans, in which worksite employees may participate, and assists the client by helping explain the advantages and mechanics of such programs to employees.

In June 1997, the Company entered into a strategic relationship with Aetna US Healthcare (Aetna), a national managed-care company, and the Company now offers Aetna's high-quality, competitively priced medical and dental plans to the Company's full-time corporate and worksite employees in areas of the country where Aetna maintains preferred provider networks in addition to the Company's other medical programs including a self-insured program. The Company believes that the value and comprehensiveness of Aetna's health benefit plans will allow the Company to consolidate and simplify its benefit plan offerings, improve service and reduce costs. The Company has negotiated competitive premium rates by geographic regions with all of its third party health care insurers that are generally effective through December 31, 1998, at which time renewal provisions would apply.

Worksite Employee Services

The Company also provides benefits and services directly to its worksite employees. The Company provides national and regional bank affiliations to expedite payroll check cashing and direct deposit services, and also offers credit union access to employees. The Company also provides discount passes for a variety of recreational, entertainment, social and cultural items across the United States, and for certain types of services. The Company has introduced a payroll deduction program under which the Company currently offers to worksite employees the ability to purchase pre-paid telephone cards and specialized insurance at competitive prices. The Company intends to offer in the future other goods and services such as homeowners, automobile and other types of personal insurance and travel services.

Sales and Marketing

Although the PEO industry has grown significantly since its inception, it has not yet achieved widespread customer familiarity in many markets. As a result, the Company generally must first explain to potential clients what a PEO does and the benefits a PEO generally offers before the Company can sell its particular services to the potential client. The Company therefore believes that its services can best be sold by experienced sales agents at individual, face-to-face meetings with potential clients. The Company has developed an internal sales and marketing capacity, and has entered into several strategic marketing alliances to promote the Company's services.

Sales

The Company has recently adopted a consolidated, centralized sales management structure, located at its Phoenix headquarters. In implementing this operational restructure, the Company has recruited additional management, and hired key sales training and administrative personnel as part of an ongoing process to increase internal sales.

The Company's national telemarketing operations generate new leads, which are supported by a nationwide network of sales representatives. Headquarters sales management provides continuous training and sales support to all Company sales agents, assists them in new client pricing, and manages new case flow between the field and Company corporate offices in Phoenix.

The Company's field sales operations are coordinated by Regional Vice Presidents of sales ("RVPs") located in various cities. These RVPs manage a network of full-time sales agents and part-time sales brokers. In certain circumstances, the Company appoints general agents who supervise several sales agents whom report to an RVP. To assure a significant nationwide selling presence, the Company believes it is appropriate to maintain a large sales force. At December 31, 1997, the Company's sales force included 72 RVPs, general agents and sales agents.

The RVPs, general agents and sales agents currently are compensated primarily via commissions, subject to certain vesting and production requirements. The RVPs and general agents also receive an override commission on sales generated by sales agents which report to them. Each RVP, general agent and sales agent is responsible for his or her own operating expenses such as rent, hiring outside salespersons, permanent staff salaries, telephone, travel, entertainment, training and other expenses, although the Company defrays a portion of such expenses for the RVPs. Commissions may be payable after termination in certain circumstances.

The Company recently began executing its plan to place employee salespersons in key markets. Employee-salespersons will be compensated through a combination of base salary and commissions, and will be eligible for participation in the Company's stock option programs.

The Company's stand-alone risk management/workers' compensation services generally have been placed through ESI Risk Management Agency, Inc., a wholly owned subsidiary of the Company (RMA). The Company established RMA as its professional brokerage division to act as the Company's conduit for its marketing alliance relationships with insurance wholesalers. Independent agencies and sales representatives receive compensation from RMA based on production.

Marketing

The Company's marketing operations provide comprehensive marketing support for all of the Company's operations. This support focuses on communications strategies, market research and analysis, product development and strategic alliances. The marketing department also provides empirical data for salespersons to assist in prospecting activities in targeted industries and regions.

The marketing department has developed a communications strategy to provide continuity and consistency of the Company's message. This strategy also seeks to expand the Company's contacts through new relationships and expand relationships with current clients.

Marketing Alliances

The Company has entered into several strategic alliances which it believes may enhance the marketing of its products and services by leveraging from the experience, industry expertise, geographical reach and customer contacts of such alliances. These alliances may provide the Company with profitable business opportunities to either expand its customer base or expand the services and products which the Company may offer.

The Company's current alliances include: cross selling arrangements; arrangements to offer prepaid telephone cards and specialty insurance products to worksite employees; benefits education for worksite employees, and a nationwide check-cashing program for worksite employees.

Competition

The market for many of the services provided by the Company is highly fragmented with over 2,300 PEOs currently competing in the United States. Many of these PEOs have limited operations and relatively few worksite employees, but the Company believes that several are larger than or comparable to the Company in size. As the PEO concept becomes better known and achieves greater market penetration, the Company expects the PEO market to become substantially more competitive. In areas of the country where PEOs have achieved greater market recognition and penetration, competition has become intense. While price is the principal competitive factor, service and the coverage and quality of benefits programs are important ancillary competitive considerations. The Company's subscriber agreements with its clients generally may be canceled upon 30 days written notice of termination by either party. The short-term nature of most customer agreements means that a substantial portion of the Company's business could be terminated upon short notice.

The Company believes that currently its greatest competition is with the traditional model in which clients provide employment-related services in-house together with the use of independent insurance brokers. Further, certain large insurance companies have become more aggressive in workers' compensation and have reduced pricing in order to obtain market share, and price competition from state workers' compensation insurance funds has intensified in certain markets. The Company also incurs direct competition from numerous PEOs, some of which have greater resources, greater assets and larger marketing staffs than the Company. The Company also competes with payroll processing firms, temporary personnel companies and human resource consulting firms. In addition, the Company expects that as the PEO industry becomes better established, competition will increase because existing PEO firms will likely consolidate into fewer and better competitors and well organized new entrants with greater resources than the Company, including some of the non-PEO companies described above, will enter the PEO market.

Information Systems

The Company utilizes integrated payroll processing, billing and benefits management information and processing systems. The Company also has recently converted an advanced management system which allows for real time reporting of worksite accidents and injuries and assists the Company in executing its risk management program. Effective January 1998, the Company has completed the transition of all PEO processing to a unified software platform and a centralized client server at its Phoenix headquarters, and expects to complete the installation of a new Company-wide accounting software package in April 1998. While the Company expects improved performance from these developments, there can be no assurance that the Company will not encounter delays or other difficulties as new systems are implemented, which may materially adversely affect its performance. See also "Item 7 - Management's Discussion and Analysis
- Outlook: Issues and Risks, Year 2000 Compliance" herein.

The Company has acquired various products installed at certain PEO client locations to facilitate the transmission of payroll-related data. These include a PC-based software product, electronic time clocks and direct dial-in modems.



Investment Policy

The basic objectives of the Company's investment policy are the safety and preservation of the invested funds, the liquidity of investments to meet cash flow requirements (including future claims payments and related requirements for its risk management/workers' compensation program), and the realization of a maximum rate of return on investments consistent with capital preservation. The investment policy defines eligible investments, investment limits and investment maturities as guidelines to meet the policy's objectives. The Company has appointed outside investment managers to assist in portfolio management. The Company invests its available funds primarily in commercial paper, U.S. government and agency securities rated A-2/P-2 or better and other short- term liquid investments.

Risk Management/Workers' Compensation Program

Recent  Developments

The Company recently changed its business strategy with respect to its workers' compensation program in response to the changing profile of, and greater risks associated with, its worksite employee base, increased competition and reduced margin opportunities, and in an effort to reduce the uncertainty associated with its quarterly workers' compensation expense. As part of the Company's change in business strategy, the Company obtained fully-insured guaranteed cost workers' compensation coverage effective January 1, 1998, thereby eliminating, with limited exceptions, the Company's risk retention on workers' compensation claims arising after that date. The coverage was obtained through Stirling Cooke Risk Management Services, Inc. under a three-year arrangement, with pricing subject to annual review. The Company will retain risk up to $250,000 per occurrence with respect to a defined portfolio of stand-alone policies which were in place at December 31, 1997, which policies expire at various dates during 1998. The Company also will retain risk up to $50,000 per occurrence for claims under Ohio's monopolistic workers' compensation structure, with an aggregate liability limitation based on a percentage of Ohio manual premium. The Company also is pursuing aggressively a loss portfolio transfer or similar reinsurance, for pre-1998 claims. However, there can be no assurance that the Company will successfully complete such a transaction, or of the terms on which such a transaction could be completed.

Because many of the Company's programs and structures will remain in effect as a means of managing risks in the future, and because they may continue to be utilized by the Company in managing its pre-1998 claims, a description of the Company's pre-1998 partially self-insured program is included below.

Background

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

In June 1995 the Company began providing workers' compensation insurance through Camelback Insurance, Ltd. (Camelback), its wholly-owned insurance company chartered in Bermuda, in coordination with its servicing insurers (primarily Reliance National Indemnity Company ("Reliance")) which provided full first dollar insurance coverage for workers' compensation losses. Camelback reinsured the servicing insurers' obligation for losses up to $250,000 ($350,000 for certain transportation programs and $500,000 in two states with "monopolistic" workers' compensation insurance structures) for each occurrence. The servicing insurer arrangements are subject to certain standard exceptions and exclude coverage of certain high risk employees; the Company typically does not accept clients with those types of employees although exceptions may exist. To further reduce its potential liability, the Company secured accidental death and dismemberment insurance that covers losses of up to $500,000 (increased from $250,000 in July 1996 to obtain a net reduction in excess reinsurance costs) for certain types of serious claims and maintains umbrella coverage for certain liabilities (other than losses resulting from workers' compensation claims) the Company may incur in connection with its administration of its risk management/workers' compensation program. The Company terminated its accidental death and dismemberment policy effective February 1, 1998 in conjunction with the transition to a guaranteed cost environment.

The Company has utilized its selective evaluation process, safety programs and active claims management to manage its loss experience. While the Company has entered into a guaranteed cost, fully-insured program effective January 1, 1998, the Company remains subject to liabilities for losses and claims arising prior to that time, and there may exist further liability for claims which have not yet been reported. Changes in workers' compensation experience could affect the Company's future costs. Factors such as weakened underwriting standards as a result of internal growth, loss experience of recently acquired operations, changes in the risk profile of the Company's worksite employee base, or increased competition could affect workers' compensation experience, and an increase in the Company's loss experience could materially adversely affect the Company's results of operations, business and financial performance. See "Item 7
- Management's Discussion and Analysis -- Outlook: Issues and Risks, Adequacy of Loss Reserves; Loss and Claims Experience" herein.

Underwriting

The Company works to control the Company's exposure to losses by ensuring that prospective clients present acceptable risks. The Company reviews most prospective clients' prior loss experience and safety record, the extent to which such losses can be prevented, job and industry classifications and current workers' compensation premium rates. The Company's nationwide presence permits it to select those industries and clients that present risk profiles that it believes it can manage effectively. The Company carefully scrutinizes each prospective client's risk profile. Many prospective clients submitted to the Company are rejected and do not become clients of the Company. Once a prospect is accepted, the Company periodically reviews the client's claims experience and costs to determine whether fee adjustments or other changes are needed. The Company generally may terminate its relationship with PEO clients on 30 days notice, and thereby quickly reduce any unacceptable exposure to workers' compensation claims.

Safety Control

The Company provides continuing assistance to its clients in developing and maintaining safety programs and procedures. The Company reviews periodic loss reports, attempts to identify weaknesses in the client company's loss control procedures and assists the client in correcting those weaknesses. The Company can mandate that its PEO clients implement recommended safety procedures as a condition to receiving PEO services or workers' compensation coverage.

Claims Management

The Company seeks through active claims management to resolve claims quickly and at the lowest possible cost. The Company emphasizes prompt attention to injuries and claims, striving to achieve immediate reporting of injuries and with a goal of contacting the employee, the client employer and the treating physician within 24 hours of the time an injury is reported. The Company follows up with an injured employee on a regular basis, and emphasizes return to work programs to minimize lost productivity. The Company makes available managed care programs to treat employees and audits medical bills.

The Company and the Third Party Claims Administrator ("TPA") work together to administer each claim, maintaining contacts with the claimant employees, medical providers and client companies, investigating claims reports and controlling medical, rehabilitation and other claims settlement costs. In addition, the TPA cannot settle any claim without the Company's prior approval. The Company believes its proactive claims management approach permits it to close its claims, on average, more quickly than ordinary workers' compensation insurers.


Stand-Alone Workers' Compensation

The Company has provided its workers' compensation program to non-PEO customers on a stand-alone basis. The stand-alone program primarily was intended to provide an opportunity to establish relationships with companies which were not currently seeking PEO services but were believed to be candidates for future conversion into a comprehensive PEO relationship, and further was intended to permit the Company to leverage its workers' compensation expertise. The Company does not intend to actively market its stand-alone program in 1998 because it has determined to emphasize other PEO marketing strategies and because of the decreased profit opportunities resulting from increased price competition in the overall workers' compensation market. The decision also is based on the terms of the Company's guaranteed cost program, which limit the Company's profit potential on stand-alone cases written after January 1, 1998 to commission income.

Medical Programs

In addition to its medical insurance plans which are fully insured by several third party providers, the Company offers a self-insured program through an arrangement with Provident Life & Accident Company (Provident). (Two prior partially self-insured arrangements were terminated on December 31, 1997, and the administrators of those arrangements are presently handling claim run-off in accordance with the applicable programs.) As of December 31, 1997, approximately 933 employees were insured under the Provident program. Under the Provident program, the maximum policy coverage is $100,000 per covered individual per year, for which the Company is responsible. Working with Provident, the Company seeks to limit its risk by performing a review of loss factors, and carefully monitoring claims experience. The Company establishes reserves for anticipated liabilities; however, there can be no assurance that the reserves will be adequate due to such factors as unanticipated loss development on known claims, increases in the number and severeity of new claims, and a lack of historical claims experience with new clients.

In June 1997, the Company entered into a strategic relationship with Aetna US Healthcare, and the Company now offers Aetna's high-quality, competitively priced medical and dental plans to the Company's full-time corporate and worksite employees in areas of the country where Aetna maintains preferred provider networks. The Company believes that the value and comprehensiveness of Aetna's health benefit plans will allow the Company to consolidate and simplify its benefit plan offerings, improve service and reduce costs. The Company has negotiated competitive premium rates by geographic regions with all of its third party health care insurers that are generally effective through December 31, 1998, at which time renewal provisions would apply.


Employees

At December 31, 1997, the Company employed 332 full-time corporate employees in addition to the worksite employees. The Company considers its employee relations to be very good.


Industry Regulation

Federal Regulation

Employers in general are regulated by numerous federal laws relating to labor, tax and employment matters. Generally, these laws prohibit race, age, sex, disability and religious discrimination, mandate safety regulations in the workplace, set minimum wage rates and regulate employee benefits. Because many of these laws were enacted prior to the development of non-traditional employment relationships, such as PEO services, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. As a result, interpretive issues concerning the definition of the term "employer" in various federal laws have arisen pertaining to the employment relationship. Unfavorable resolution of these issues could have a material adverse effect on the Company's results of operations or financial condition. Compliance with these laws and regulations is time consuming and expensive. The Company's standard forms of agreement provide that the client is responsible for compliance with certain employment-related laws and regulations, and that the client is obligated to indemnify the Company against breaches of the agreement. However, some legal uncertainty exists with respect to the potential scope of the Company's liability in the event of violations by its clients of employment, discrimination and other laws.

Taxes

As employer of record for its clients' employees, the Company assumes responsibility for the payment of federal and state employment taxes with respect to wages and salaries paid to its worksite employees. There are essentially three types of federal employment tax obligations: income tax withholding requirements, social security obligations under the Federal Income Contribution Act ("FICA") and unemployment obligations under the Federal
Unemployment Tax Act ("FUTA"). Under the Internal Revenue Code of 1986, as amended (the "Code"), the employer has the obligation to remit the employer portion and, where applicable, withhold and remit the employee portion of these taxes. In addition, the Company is obligated to pay state unemployment taxes and withhold state income taxes.

The Internal Revenue Service ("IRS") has formed a Market Segment Study Group to examine whether PEOs such as the Company are for certain employee benefit and tax purposes the "employers" of worksite employees under the Code. If the IRS were to determine that the Company is not an "employer" under certain provisions of the Code, it could materially adversely affect the Company in several ways. With respect to benefit plans, the tax qualified status of the Company's 401(k) plans could be revoked, and the Company's cafeteria and medical reimbursement plans may lose their favorable tax status (resulting in employer liability, including penalties for failure to withhold applicable taxes in connection with the cafeteria and medical reimbursement plans). The Company cannot predict either the timing or the nature of any final decision that may be reached by the IRS with respect to the Market Segment Study Group or the ultimate outcome of any such decision, nor can the Company predict whether the Treasury Department will issue a policy statement with respect to its position on these issues or, if issued, whether such statement would be favorable or unfavorable to the Company. Effective as of January 1, 1997, the Company has implemented a new 401(k) retirement plan which involves both the client and the Company as co-sponsors of the plan and is intended to be a "multiple employer" plan under Code Section 413(c). The Company believes that this multiple employer plan is less likely to be adversely affected by any IRS determination that no employer relationship exists between the Company and worksite employees. While the Company does sponsor some sole employer plans covering worksite employees which the Company assumed in connection with other acquired PEO operations and which could be adversely affected by any unfavorable IRS determination, the Company intends to convert the majority of the sole employer plans into one or more multiple employer plans, and the Company believes that any unfavorable IRS determination, if applied prospectively (that is, applicable only to periods after such a determination is reached), probably would not have a material adverse effect on the Company's financial position or results of operations. However, if an adverse IRS determination were applied retroactively to disqualify benefit plans, employees' vested account balances under 401(k) plans would become taxable, an administrative employer such as the Company would lose its tax deductions to the extent its matching contributions were not vested, a 401(k) plan's trust could become a taxable trust and the administrative employer could be subject to liability with respect to its failure to withhold applicable taxes and with respect to certain contributions and trust earnings. In such event, the Company also would face the risk of client dissatisfaction and potential claims by clients or worksite employees.

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

Workers' Compensation

Camelback is subject to the insurance laws and regulations of Bermuda. Such laws and regulations generally are designed to protect the interests of policyholders, as opposed to the interests of shareholders such as the Company. Such laws and regulations, among other things, relate to capital and surplus levels, levels of dividends payable by subsidiaries to their parent companies, financial disclosure, reserve requirements, investment parameters and premium rates. In general, the regulatory authorities have broad administrative authority over insurers domiciled in their jurisdictions. Among other requirements and limitations, Bermuda law requires that Camelback must maintain statutory capital and surplus based primarily on premium volume. The Company is subject to additional requirements pursuant to its arrangements with Reliance. See "Item 7 -- Management's Discussion and Analysis -- Liquidity and Capital Resources." The laws of Bermuda also place certain limitations upon the transfer of statutory capital and surplus from an insurer to its parent company (whether via dividend or otherwise), and regulate the circumstances under which an insurer is permitted to loan funds to its parent company.

From June 1994 through December 1997 the Company's risk management/workers' compensation services program primarily was conducted via "fronting" arrangements with insurers, under which another insurer issues a policy on behalf of Camelback. The National Association of Insurance Commissioners ("NAIC") recently adopted a model act concerning "fronting" arrangements. The model act requires reporting and prior approval of reinsurance transactions relating to these arrangements, and limits the amount of premiums that can be written under certain circumstances. No determination can be made as to whether, or in what form, such act may ultimately be adopted by any state and, the Company is therefore unable to predict whether the model act will affect its relationships with its insurers in the future should it wish to resume its self-insured program.

State regulation requires licensing of persons soliciting the sale of workers' compensation insurance within that state. In certain states, licenses are obtained by individual agents rather than a corporate entity. The Company, or one of its employees, is licensed in most states. Although the Company does not believe that its activities require such licenses because it solicits through other licensed entities, it is a risk that the Company may be deemed to be making sales without a license in jurisdictions where it is not licensed, or that it would cease to maintain necessary licenses upon the departure of the employee who holds certain of such licenses.

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

State and Local Regulation

The Company is subject to regulation by local and state agencies pertaining to a wide variety of labor related laws. As is the case with federal regulations discussed above, many of these regulations were developed prior to the emergence of the PEO industry and do not specifically address non-traditional employers. While many states do not explicitly regulate PEOs, eighteen states have passed laws that have licensing or registration requirements and several others are considering such regulation. Further, a number of other states have passed laws defining PEOs for purposes of addressing, in particular contexts, whether PEOs constitute employers under certain state laws applicable to employers generally. The Company believes it is licensed where required. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. Some states also specify contractual arrangements between the PEO and the client company, and the PEO and the worksite employee. For example, some states require an employment relationship under which the Company must retain sole or shared control over worksite employees, thereby requiring the Company to bear more responsibility than under its standard co-employer model. Because existing regulations are relatively new, there is limited interpretive or enforcement advice available. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time.

The Company has formed Camelback in part to avail itself of the favorable tax treatment of insurance companies, which pay state premium taxes rather than income taxes and which may tax deduct reserves when booked. Although the Company believes that it has structured its Camelback arrangements to qualify for such tax treatment, any disallowance of this tax treatment could materially affect the Company's results of operations.


ITEM 2. PROPERTIES
------------------

The Company leases all of its offices.

The Company's headquarters office space at 6225 North 24th Street, Phoenix, Arizona is leased for a term expiring in 2004. The lease took effect on April 1, 1997, and increased the useable space for the Company's home office operations from approximately 18,000 square feet to 58,000 square feet, allowing the Company to consolidate various Phoenix operations and maintain space for expansion.

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

ITEM 3. - LEGAL PROCEEDINGS
---------------------------

Securities Class Actions

As  previously  reported,  the  Company  and  certain of its  present and former directors and executive officers have been named as defendants in ten actions filed between March 1997 and May 1997. While the exact claims and allegations vary, they all allege violations by the Company of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, with respect to the accuracy of statements regarding Company reserves and other disclosures made by the Company and certain directors and officers. These suits were filed after a significant drop in the trading price of the Company's Common Stock in March 1997. Each of the actions seeks certification of a class consisting of purchasers of securities of the Company over specified periods of time. Each of the complaints seeks the award of compensatory damages in amounts to be determined at trial, including interest thereon, and costs of the action, including attorneys fees. The suits have been consolidated before a single judge of the U.S. District Court in Phoenix, Arizona. The Court has appointed lead plaintiffs for the putative class, approved plaintiffs' selection of counsel, and ordered plaintiffs to file a consolidated, amended complaint on or about April 6, 1998. The Company believes the actions are without merit and intends to defend the cases vigorously. However, the ultimate resolution of these actions could have a material adverse effect on the Company's results of operations and financial condition.

Other

There are many legal uncertainties about employee relationships created by PEOs, such as the extent of the PEO's liability for violations of employment and discrimination laws. The Company may be subject to liability for violations of these or other laws even if it does not participate in such violations. The Company's standard form of client service agreement establish the contractual division of responsibilities between the Company and its clients for various personnel management matters, including compliance with and liability under various governmental regulations. However, because the Company acts as a co-employer, and in some instances acts as sole employer, the Company may be subject to liability for violations of these or other laws despite these contractual provisions and even if it does not participate in such violations. The circumstances in which the Company acts as sole employer may expose the Company to increased risk of such liabilities for an employees' actions. The Company has been sued in actions alleging responsibility for employee actions (which it considers to be incidental to its business). Although it believes it has meritorious defenses, and maintains insurance (and requires its clients to maintain insurance) covering certain of such liabilities, there can be no assurances that the Company will not be found to be liable for damages in any such suit, or that such liability would not have a materially adverse effect on the Company. Although the client generally is required to indemnify the Company for any liability attributable to the conduct of the client, the Company may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities. In addition, employees of the client may be deemed to be agents of the Company, subjecting the Company to liability for the actions of such employees.

The Company was named as a defendant in an action filed by Ladenburg Thalmann & Co., Inc. in the United States District Court, Southern District of New York, No. 97-CIV-4685 (TPG), in May 1997 alleging breach of contract under certain stock warrants. The plaintiff seeks damages of at least $2.5 million. The Company believes the action is without merit and intends to defend the case vigorously.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

ITEM 4A. - EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------

The names of the Company's executive officers, and certain information about them, are set forth below.

--------------------------------------------------------------------------------------------------------------------

                                                                                                     Officer/Director
Name                                Age        Position(s) with Company                                         Since
-----------------------             ---        -----------------------------------------------------            -----

Marvin D. Brody                     54         Chairman of the Board, President,                                1993
                                               Chief Executive Officer and Director

Roy A. Flegenheimer                 50         Chief Operating Officer                                          1993

Morris C. Aaron                     33         Chief Financial Officer and Treasurer                            1996

Paul M. Gales                       42         Senior Vice President, General Counsel and Secretary             1996

Mark J. Gambill                     38         Senior Vice President Sales and Marketing                        1997


--------------------------------------------------------------------------------------------------------------------

Marvin D. Brody co-founded the Company in 1991. He has been a Director of the Company since 1993 and became the Company's Chief Executive Officer in November 1994 and President in June 1996. Prior to becoming the Company's Chief Executive Officer, Mr. Brody was engaged in the private practice of law since 1973.

Roy A. Flegenheimer has been the Chief Operating Officer of the Company since July 12, 1995. Mr. Flegenheimer was the Company's Treasurer from June 1994 until November 1996. Mr. Flegenheimer joined the Company as its Vice President of Finance in February 1993 and was Chief Financial Officer from June 1994 until January 1996 and the Company's Secretary from December 1995 to July 1997. From 1988 until 1993, he was Executive Vice President and Chief Financial Officer of Avesis Incorporated, a publicly held marketer and administrator of dental, vision and hearing benefit plans. From 1980 until 1988, Mr. Flegenheimer was an audit partner in the accounting firm of Arthur Andersen LLP.

Morris C. Aaron joined the Company as its Chief Financial Officer in January 1996, and became its Treasurer in November 1996. From September 1986 to January 1996, Mr. Aaron served in various professional positions in the Financial Consulting Services Group of Arthur Andersen LLP.

Paul M. Gales joined the Company as its Vice President and General Counsel in October 1996 and has been the Company's Secretary since July 1997. Mr. Gales was a partner at Quarles & Brady, Phoenix, Arizona from 1992 to 1996. Prior to that time, he practiced as an attorney since 1982.

Mark J. Gambill joined the Company as its Vice President of Marketing in March 1997, and was named Senior Vice President - Sales and Marketing in December 1997. From 1994 to 1997, Mr. Gambill was Director of National Accounts and Strategic Alliances for Paychex, Inc., a payroll processing company. Prior to that time, Mr. Gambill was a senior manager in sales and marketing for Ceridian Corporation, a payroll processing and human resources company.

The Company has announced that it intends to hire a new President, and has commenced an executive search to identify qualified candidates. It is expected that the person identified will assume significant operational responsibilities for the Company, although the exact nature of those responsibilities will likely depend upon the experience and qualifications of the person identified. There can be no assurance as to when, or if, a qualified candidate will be identified, or the conditions under which the Company will be able to obtain that person's services.

                                     PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
-------------------------------------------------------------------------------

The Company's Common Stock began trading on the NASDAQ National Market under the symbol "ESOL" in January 1996. Previously, the Company's Common Stock traded on the NASDAQ Smallcap Market under the symbol "ESOL" from August 1993 to January 1996.

The following table sets forth for the quarters indicated the range of high and low sales prices of the Company's Common Stock as reported by the NASDAQ National Market since January 1996. As of March 25, 1998, the Company had 230 shareholders of record and over 15,000 beneficial holders.

--------------------------------------------------------------------------------------------------------------------

                Quarter Ended                                           High                   Low
       ----------------------                                     ----------            ----------
       December 31, 1997                                          $ 7 15/16             $ 4  1/16
       September 30, 1997                                         $ 6  1/8              $ 5
       June 30, 1997                                              $ 7  3/8              $ 3 15/16
       March 31, 1997                                             $28  3/8              $ 5  5/8
       December 31, 1996                                          $24  5/8              $16  5/8
       September 30, 1996                                         $18  7/8              $12  7/8
       June 30, 1996                                              $21  5/8              $12  1/4
       March 31, 1996                                             $19                   $ 7  1/4

--------------------------------------------------------------------------------------------------------------------

Dividend Policy

The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The Company's revolving line of credit, and the Indenture relating to its 10% Senior Notes due 2004 (the "Notes"), limit the payment of dividends by the Company. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

Miscellaneous

The Company has issued securities in private placement  transactions pursuant to
Section 4(2) of the Securities Act of 1933 (the "1933 Act") as described in the following paragraphs.

As part of the September 1997 acquisition of Phoenix Capital Management, Inc. and several related PEO companies designated as "ERC," as previously reported, the Company issued 752,587 restricted unregistered shares of the Company's Common Stock to one individual, who owned the acquired companies. Additionally, the Company agreed to issue additional restricted shares, if earned, to be determined based upon ERC earnings after the acquisition. The shares were valued at the average closing price on the NASDAQ National Market for a 30-day period tied to closing, less a 35% discount for lack of marketability.

In an October 1997 institutional placement pursuant to Rule 144A under the Securities Act of 1933, as previously reported, the Company issued $85 million of Notes for cash.

ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA
----------------------------------------------

The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected consolidated financial data presented below as of December 31, 1997, 1996, 1995 and 1994 and for the years then ended are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data presented below as of December 31, 1993 and for the year then ended are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by Semple & Cooper, P.L.C., independent public accountants. Except for 1994 and 1993, the earnings per share amounts for all prior years have been restated to conform with the presentation requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Management does not believe the impact of restatement for 1994 and 1993 would be material.

--------------------------------------------------------------------------------------------------------------------

                                                                                   Years Ended December 31,
                                          -----------------------------------------------------------------
(In thousands of dollars)                        1997         1996          1995         1994         1993
                                          -----------  -----------   -----------  -----------  -----------

Consolidated Statements of Earnings Data:
Revenues                                  $   933,817  $   439,016   $   164,455  $    74,334  $    48,571

Cost of revenues                              903,255      400,862       150,675       71,068       46,501

Gross profit                                   30,562       38,154        13,780        3,266        2,070

Selling, general and
 administrative expenses                       33,411       17,310         7,183        2,297        1,471

Depreciation & amortization                     4,617        2,073           426          269          128

Income (loss) from operations                  (7,466)      18,771         6,171          700          471

Non-operating income (expense), net            (3,849)        (364)          510          129         (263)

Income before provision for taxes             (11,315)      18,407         6,681          829          208

Income tax provision (benefit)                 (2,819)       6,381         2,846          450           98

Net income (loss)                              (8,496)      12,026         3,835          379          110

--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

                                                                 As of and for the Years Ended December 31,
                                          -----------------------------------------------------------------
(In thousands, except per share data)            1997         1996          1995         1994         1993
                                          -----------  -----------   -----------  -----------  -----------

Consolidated Balance Sheet Data:
Working capital (deficit)                 $    58,329  $    30,449   $     8,589  $     2,394  $       (36)

Total assets                                  207,217      125,969        36,840        9,310        6,399

Long-term debt                                 85,000       42,800            --           --           --

Stockholders' equity                           42,389       46,507        19,943        6,401        3,451

Common Stock Data

Earnings (loss) per share

         Basic                                  (.27)          .40           .17          .02          .01
         Diluted                                (.27)          .37           .16          .02          .01

Weighted average common and
equivalent shares outstanding

         Basic                                 31,193       30,224        22,392       20,145       11,414

         Diluted                               31,193       32,168        23,507       20,145       15,716

Growth Percentages

Revenues                                         113%         167%          121%          53%         334%

Net income                                      (171)%        214%          912%         246%         129%

At period end:
         Worksite employees                    45,200       30,000        11,000        3,600        2,200
         Client companies                       1,700        1,200           920          450          250
         States with worksite employees            47           46            40           20           15

--------------------------------------------------------------------------------------------------------------------

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

Except for the historical information contained herein, the discussion in this Form 10-K contains or may contain forward-looking statements (which include statements in the future tense, statements using the terms "believe," "anticipate," "expect," "intend" or similar terms and the discussions under "1998 Outlook") that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein particularly in "Outlook: Issues and Risks" below, and in "Item 1 -- Business," as well as those factors discussed elsewhere herein or in any document incorporated herein by reference.


Results of Operations -- Overview

The following is a summary of certain factors which affect results of operations and which have generally applied to the Company in all periods presented.

Revenues

The most significant components of the Company's revenues are payments received from customers for gross salaries and wages paid to PEO worksite employees and the Company's service fee. The Company negotiates service fees on a client-by-client basis based on factors such as market conditions, client needs and services requested, the clients' workers' compensation and benefit plan experience, Company administrative resources required, expected profit, and other factors. These are generally expressed as a fixed percentage of the client's gross salaries and wages except for certain costs, primarily employer's health care contributions, which are billed to clients on an add-on basis. Because the service fees are negotiated separately with each client and vary according to circumstances, the Company's service fees, and therefore its gross margin, will fluctuate based on the Company's client mix.

Revenues from stand-alone risk management/workers' compensation services consist primarily of gross premiums charged to clients for such services.

Costs of Revenues

The Company's direct costs of revenues include salaries and wages paid to worksite employees, employment related taxes, costs of health and welfare benefit plans, and workers' compensation insurance costs.

The largest component of direct costs is salaries and wages to worksite employees. Although this cost is generally directly passed through to clients, the Company may be responsible for payment of these costs even if not reimbursed by its clients.

Employment related taxes consist of the employer's portion of payroll taxes required under FICA, which includes Social Security and Medicare; and federal and state unemployment taxes. The federal tax rates are defined by the appropriate federal regulations. State unemployment rates are subject to change each year based on claims histories and vary from state to state.

Prior to January 1, 1998, workers' compensation costs, whether relating to PEO worksite employees or the Company's stand-alone risk management/workers' compensation program, include the costs of claims up to the retention limits relating to the Company's workers' compensation program, administrative costs, premium taxes, and excess reinsurance and accidental death and dismemberment insurance premiums. The Company retained workers' compensation liabilities up to certain specified amounts under its pre 1998 workers' compensation insurance agreements. Accrued workers' compensation claims liability is based upon estimates of reported and unreported claims and the related claims and claims settlement expenses in an amount equal to the retained portion of the expected total incurred claim. The Company's accrued workers' compensation reserves are primarily based on industry-wide data, and to a lesser extent, the Company's past claims experience up to the retained limits. The liability recorded may be more or less than the actual amount of the claims when they are submitted and paid. Changes in the liability are charged or credited to operations as the estimates are revised. Administrative costs include fees paid to the Company's insurers and costs of claims management by third party administrators. Premium taxes include taxes and related fees paid to various states based on premiums written. Premium for excess reinsurance and accidental death and dismemberment relate to premium payments to the Company's insurers for the retention of risks above specified limits.

In periods from and after January 1, 1998, workers' compensation liabilities are fully insured under a guaranteed cost policy, subject to limited exceptions described below. Accordingly, workers' compensation expense would include premiums paid to the Company's third party insurance carriers for workers' compensation insurance. Workers' compensation expense during 1998 also will include the cost of a defined portfolio of stand-alone policies in place at December 31, 1997 which policies expire at various dates during 1998 and as to which the Company retains liability of $250,000 per occurrence plus fees as described above; and costs under the Company's self-insurance program in Ohio, with respect to which the Company retains liability of $50,000 per occurrence with an aggregate liability limitation based on a percentage of the Ohio manual premium.

Health care and other employee benefits costs consist of medical and dental insurance premiums, payments of and reserves for claims subject to deductibles and the costs of vision care, disability, life insurance and other similar benefit plans. The Company's health care benefit plans consist of a mixture of fully-insured programs and partially self-insured programs with specific and, in one program, aggregate stop-loss insurance. The Company recognizes a liability for partially self-insured health insurance claims at the time a claim is reported to the Company by the third party claims administrator, and also provides for claims incurred, but not reported based on industry-wide data and the Company's past claims experience. The liability recorded may be more or less than the actual amount of ultimate claims. While the Company believes that its reserves for healthcare and workers' compensation claims are adequate for future claims payments, there can be no assurance that this will be the case.
See "Outlook: Issues and Risks" herein.

Selling, General and Administrative Expenses

The Company's primary operating expenses are personnel expenses, other general and administrative expenses, and sales and marketing expenses. Personnel expenses include compensation, fringe benefits and other personnel expenses related to the Company's internal employees. Other general and administrative expenses include rent, office supplies and expenses, legal and accounting fees, bad debt expenses, insurance and other operating expenses. Sales and marketing expenses include commissions to sales personnel and related expenses.

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

Acquisitions

Period-to-period comparisons are substantially affected by the Company's recent substantial growth through acquisition of other companies providing PEO services. The Company has accounted for its acquisitions using the "purchase" method of accounting, whereby the results of such acquired companies are reflected in the Company's financial statements prospectively from the date of acquisition. In addition to increasing revenues, acquisition activity can affect gross profits and margins because the industry mix of the acquired companies may differ from that of the Company. Further during the transition period after an acquisition the Company may act to implement pricing changes where appropriate and to eliminate client relationships which do not meet the Company's risk or profitability profiles. Acquisition activity historically has increased the Company's workers' compensation expense, primarily by accelerating the Company's overall growth rate and accelerating its exposure in specific higher-risk segments, such as transportation. The Company also seeks to eliminate certain general and administrative costs of acquired companies although such results may not be achieved.

Company PEO acquisitions which have affected recent periods have included the following: Hazar, Inc. and affiliates ("Hazar") in October 1995; TEAM Services in June 1996; Leaseway Personnel Corporation and Leaseway Administrative Personnel, Inc.

(collectively, "Leaseway") in August 1996; the McClary-Trapp group of companies ("McClary-Trapp") in November 1996; ETIC Corporation d/b/a Employers Trust ("ETIC") in February 1997; CMGR Inc. and Humasys, Inc. (collectively, "CMGR") in February 1997; and four related PEO companies referred to as "Employee Resources Corporation" (collectively, "ERC") in September 1997. In addition, in September 1997, the Company acquired Phoenix Capital Management, Inc. ("PCM"), a PEO service provider.

Operating Results

Margin comparisons are affected by the relative mix of stand-alone risk management/workers' compensation services, full PEO services, TEAM Services services, and driver leasing services acquired in the Leaseway acquisition ("LPC") in any particular period.

Certain employment-related taxes are based on the cumulative earnings of individual employees up to a specified wage level. Therefore, these expenses tend to decline over the course of a year. Since the Company's revenues for an individual client are generally earned and collected at a relatively constant rate throughout each year, payment of such unemployment tax obligations positively impacts on the Company's working capital and results of operations as the year progresses. Also, fourth quarter revenues are typically increased by year-end bonuses and distributions paid to worksite employees, historically resulting in little to no revenue growth from fourth to first quarter (excluding acquisitions). In addition, the Company's first quarter revenues tend to be adversely affected by decreased activity by various of its transportation clients due to seasonal factors.

Results of Operations--Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

--------------------------------------------------------------------------------------------------------------------

                                                                               Percent
(In thousands)                                                1997              Change                1996
                                                     -------------       -------------       -------------

Revenues                                             $     933,817                 113%      $     439,016

Cost of revenues                                           903,255                 125             400,862

Gross profit                                                30,562                 (20)             38,154

Selling, general and administrative                         33,411                  93              17,310

Depreciation and amortization                                4,617                 123               2,073

Interest income                                              1,303                  56                 833

Interest expense                                             5,102                 327               1,196

Net (loss) income                                           (8,496)               (171)             12,026


--------------------------------------------------------------------------------------------------------------------

Revenues

Revenues increased to $933.8 million for the year ended December 31, 1997 from $439.0 million for the year ended December 31, 1996, an increase of 113%. Acquisitions, and the addition of US Xpress, Inc. and affiliates (US Xpress) as a PEO client, primarily accounted for the increase in revenues between the periods. Growth was in part offset by factors such as attrition of clients and competitive pressures in the PEO and workers' compensation industries. The number of worksite employees increased to approximately 45,200 covering approximately 1,700 client companies at December 31, 1997 from approximately 30,000 covering 1,200 client companies at December 31, 1996.

Revenues related to stand-alone risk management/workers' compensation services were $10.3 million for the year ended December 31, 1997 (which included non-recurring revenue of approximately $1.0 million related to stand-alone workers' compensation premiums that were under-billed for policies written in the previous year) compared with revenues of $16.1 million for the year ended December 31, 1996. The decline in stand-alone revenues primarily is attributable to increased competition in the workers' compensation market. Stand-alone revenues in 1997 and 1996 include significant amounts from a former client with which disputes have arisen. The Company has initiated litigation against the former client seeking, among other remedies, collection of a receivable for unpaid premium of approximately $2.9 million. While the Company believes that it will prevail in the litigation, there can be no assurance that this will be the case and an adverse outcome could result in the write-off of all or a substantial portion of the receivable. The Company does not intend to actively market its stand-alone program in 1998 because it has determined to emphasize other PEO marketing strategies and because of the decreased profit opportunities resulting from increased price competition in the overall workers' compensation market. The decision also is based on the terms of the Company's guaranteed cost program, which limit the Company's profit potential on stand-alone cases written after January 1, 1998 to commission revenue. See "Liquidity and Capital Resources."

Cost of revenues

Cost of revenues increased 125%, to $903.3 million in the year ended December 31, 1997 from $400.9 million for the year ended December 31, 1996. This increase is primarily due to the increase in the Company's business as previously described and as described below.

Workers' compensation expense for the year ended December 31, 1997 was $30.4 million compared to $10.0 million in the prior year. The increase primarily is due to the rapid growth in the Company's overall business, as discussed above, accelerated by acquisition activity and the addition of US Xpress, all of which have increased exposure in higher-risk market segments such as transportation. The increase is also due to an unexpected and significant increase in claims activity, particularly in the fourth quarter of 1997, including loss development on prior period claims. This increase led in turn to a significant increase in the Company's workers' compensation reserves as established via the independent actuarial review upon which the Company's workers' compensation reserves are based (see discussion below). In light of the unanticipated increased claims and reserve requirements, and taking into account prior unanticipated increases in actuarial reserve requirements (in particular, an unanticipated increase taken at December 31, 1996), the Company has implemented a change in its business strategy whereby the Company seeks to minimize future uncertainty associated with its worker's compensation expense. The change in strategy is based on competitive market conditions which provide an opportunity to obtain third-party insurance at a favorable cost and which limit opportunities for the Company to profit from risk retention and the changing profile of its worksite employee base. Consistent with this strategy, the Company increased its workers' compensation reserves at December 31, 1997 approximately $6.0 million to establish its reserves at a level intended to eliminate any risk of future workers' compensation loss development expense related to pre-1998 occurrences.

Consistent with Company policy, the Company commissioned an independent third party actuarial review of the Company's workers' compensation reserves at year end 1997, as it had in 1996 and 1995. The Company's workers' compensation reserves at December 31, 1997 are based on a review by that independent actuary, which was the same actuary that provided the report upon which the Company's December 31, 1996 reserves were based. The Company consistently established its workers' compensation reserves on a quarterly basis throughout 1997 based on reviews by that same independent actuary. The actuary relied on industry standards, while taking into account the Company's specific risk structure and philosophy, in determining its findings.

As part of the Company's change in business strategy, the Company obtained fully-insured guaranteed cost workers' compensation coverage effective January 1, 1998, thereby eliminating the Company's risk retention on workers' compensation claims arising after that date except for costs associated with certain stand-alone cases and Ohio claims. Consistent with the change in business strategy, the Company also is pursuing aggressively a loss portfolio transfer for pre-1998 claims although there can be no assurance that such a transaction can be completed on satisfactory terms.

The Company believes that the transition to a guaranteed cost program and the increase in reserves at December 31, 1997 will reduce the uncertainty associated with quarterly workers' compensation costs while providing a cost structure for 1998 which compares favorably with historical costs. The Company also believes that its workers' compensation reserves have been established at a level which is consistent with its change in business strategy described above (including expense associated with a loss portfolio transfer should such a transfer be completed), though there can be no assurance that this is the case. See "Outlook: Issues and Risks - Adequacy of Loss Reserves- Loss and Claims Experience."

The following table provides an analysis of the Company's workers' compensation reserves associated with its partially self-insured programs for the periods presented. Effective July 1, 1997, and included in the 1997 reserve, is a provision for losses and payments for self insurance programs in Ohio.

--------------------------------------------------------------------------------------------------------------------
(In thousands)                                                1997                1996                1995
                                                     -------------       -------------       -------------
Reserve - Beginning of period                       $        5,154       $       1,052       $          45

Losses                                                      30,407              10,034               2,230

Payments                                                   (14,043)             (5,932)             (1,223)
                                                     -------------       -------------       -------------

Reserve - End of period                             $       21,518       $       5,154       $       1,052
                                                    ==============       =============       =============

End of Period

Worksite employees                                          45,200              30,000              11,000

Stand-alone employees                                       11,100              13,500               3,500
                                                     -------------       -------------       -------------
Total employees                                             56,300              43,500              14,500
                                                    ==============       =============       =============
--------------------------------------------------------------------------------------------------------------------

Gross profit

The Company's gross profit margin decreased from 8.7% in the year ended December 31, 1996 to 3.3% in the year ended December 31, 1997. This decrease was attributable to several factors including higher workers' compensation costs, the impact of repricing existing clients due to competitive factors, and lower margins on new business. The proportion of TEAM Services revenues, which have lower margins, increased during 1997. In addition, while a significant portion of the Company's total 1997 revenue was derived from US Xpress, as discussed previously, the gross profit on that revenue was negligible for the year ended December 31, 1997. The Company generally has earned a higher gross profit margin on revenues derived from its stand-alone risk management/workers' compensation services than on revenues derived from the Company's full-service PEO business, as PEO revenues generally include significant (and substantially offsetting) revenue and expense items for payroll and payroll-related costs for the worksite employees. Stand-alone revenues represented a significantly smaller percentage of 1997 revenues as compared to prior periods, thereby reducing margin.

Selling, general and administrative

Selling, general and administrative expenses for the year ended December 31, 1997 increased by approximately $16.1 million to $33.4 million, or 93%, from $17.3 million for the year ended December 31, 1996. Factors contributing to the increase in selling, general and administrative expenses in 1997 over 1996 are the inclusion of the operations of various acquisitions, an increase from 216 corporate employees at December 31, 1996 to 332 at December 31, 1997, the relocation of the Company's office space to a larger facility to accommodate growth, increased bad debt expense and increased professional services fees due in part to litigation commenced against the Company in early 1997. These factors which caused increases in selling, general and administrative expense were partially mitigated by improved systems utilization and economies of scale achieved within the Company's operations. The Company's insurance costs have increased due primarily to the Company's growth. Commission expenses increased in the year ended December 31, 1997 compared to the same periods in 1996 due to the increase in revenues discussed above. Selling, general and administrative expenses are expected to continue to increase to meet the needs of new business, though the Company has initiated efforts to improve efficiencies. As discussed under "1998 Outlook," below, the Company anticipates that it will incur costs in connection with the expansion of its sales force and the addition of account executives during 1998.

Depreciation and amortization

Depreciation and amortization represents depreciation of property and equipment and amortization of organizational costs, customer lists and goodwill. For the year ended December 31, 1997, depreciation and amortization expense totaled $4.6 million compared to $2.1 million for the year ended December 31, 1996. The increase was due primarily to depreciation of communication and computer systems and goodwill amortization resulting from acquisitions, with Leaseway and McClary-Trapp in 1996 and ETIC and CMGR in 1997 being the most significant. Goodwill amortization of these acquisitions was recognized from the date of acquisition. See "Liquidity and Capital Resources" below regarding the Company's issuance of $85 million in 10% Senior Notes due 2004, in particular as to the approximately $3.3 million in offering expenses which will be amortized over the term of the Notes.

Interest

Interest expense for the year ended December 31, 1997 totaled $5.1 million compared to $1.2 million for the year ended December 31, 1996. The increase in interest expense is primarily due to increased borrowings. For the year ended December 31, 1997 interest income totaled $1.3 million compared to $833,000 for the year ended December 31, 1996. The increase in interest income is primarily due to interest earned on both the restricted cash and investments held for the future payment of workers' compensation claims at the Company's wholly owned insurance subsidiary, Camelback and cash held at the corporate level.

On October 21, 1997, the Company issued $85 million of Notes in a private placement transaction. The increase in borrowings pursuant to the Notes as compared to prior borrowings under the revolving credit facility can be expected to increase interest expense in future periods. See "Liquidity and Capital Resources" below.

Effective tax rate

The Company's effective tax rate provides for federal, state and local income taxes. The effective tax rate for the year ended December 31, 1997 was a benefit of 25% as compared to a provision of 34.7% for the year ended December 31, 1996. The tax rate used in each quarterly reporting period generally was an estimate of the Company's effective tax rate for the calendar year. The Company recognized a tax benefit in 1997 as a result of its loss. The effective tax rate for 1997 and 1996 reflects the operations of the Company's wholly-owned subsidiary, Camelback, which pays state premium tax rather than state income tax. Although the Company believes that it has structured its Camelback arrangements to qualify for such tax treatment, any disallowance of this tax treatment could materially affect the Company's results of operations for the current fiscal year and future fiscal years. The Company's effective tax rate will vary from time to time depending primarily on the mix of profits derived from the Company's various profit centers, the magnitude of nondeductible items relative to overall profitability and other factors. The Company's estimated effective tax rate for financial reporting purposes for 1997 is also based on estimates of the following items that are not deductible for tax purposes:(a) amortization of certain goodwill, and (b) one-half of the per diem allowance relating to meals paid to truck drivers under a Company sponsored program. Additional factors which may impact the Company's future operations and results are discussed below under "Outlook: Issues and Risks."

1998 Outlook

The Company firmly established itself as one of the country's leading PEOs following rapid internal growth and the completion of numerous acquisitions from 1995 through 1997. Beginning in late 1996, the Company began to experience the effects of increased competition and a general weakening in the workers' compensation and employee benefits markets, which developments have reduced the Company's operating margins. These factors also have slowed the Company's internally-generated revenue growth, though overall revenues continued to increase rapidly during this period due to acquisitions and the addition of US Xpress as a client. Due primarily to reduced internally-generated growth, the absence of new acquisition activity and seasonal client turnover at year-end, the total number of worksite employees has been relatively flat from October 1997 through February 1998.

In view of these developments, the Company has developed and is implementing specific action plans intended to leverage the Company's extensive nationwide
platform  and  core  PEO  strengths  and  take  advantage  of  the   significant
opportunities available in the rapidly growing PEO marketplace. The primary plans are summarized below.

As discussed above, in October 1997, the Company completed an $85 million offering of its 10% Senior Notes due 2004. This transaction has resulted in an enhanced financial foundation for the Company, including cash and marketable securities of approximately $40.1 million at December 31, 1997.

In recent months, the Company consolidated its sales management functions at its Phoenix headquarters under new leadership. Programs have been initiated to spur internal sales growth by increasing the size of the Company's sales force, including the addition of employee-salespersons to the current base of independent sales agents, and by the planned entry into new markets via the acquisition of local PEOs or the establishment of new sales offices. Further, the Company has initiated programs intended to improve client retention, including the addition of account executives at key locations throughout the country during 1998 with specific client service and retention responsibilties.

The Company has taken specific steps to position itself to manage costs more effectively and improve overall operating efficiencies. Effective January 1998, the Company has completed the transition of all PEO processing to a unified software platform and a centralized client server at its Phoenix headquarters, which is expected to improve consistency and efficiency while simultaneously affording better local client service. In April 1998, the Company expects to complete the installation of a new Company-wide accounting software package, which will improve significantly the quality and detail of information available to management while simultaneously speeding its delivery. The Company has also retained a team of independent consultants who are charged with developing detailed recommendations to improve the Company's internal structures and processes  at corporate  headquarters  and  throughout  the  Company's  regional
offices.   The  Company  has  consolidated   certain  facilities   obtained  via
acquisitions. The Company expects to gain greater control over its workers' compensation costs via the transition to fully-insured, guaranteed cost coverage from third-party insurers effective January 1, 1998.

The Company also is taking specific actions to focus its resources more tightly on its core PEO competencies. All existing programs are under careful review. As a result of this review, the Company already has determined to discontinue altogether writing new stand-alone workers' compensation cases effective May 1998, primarily due to the desire to focus corporate resources on core PEO activities, increased competition and the reduced profit potential on stand-alone cases under the Company's new guaranteed cost workers' compensation arrangements.

The Company has taken specific actions to improve the depth of its senior management team in light of recent rapid growth. As noted above, sales management has been consolidated at the Company's Phoenix headquarters and significant additions have been made to the sales management team. The Company recently announced the addition of two independent directors to improve the quality of the strategic direction and assistance provided at the Board level. The Company also has announced the retention of an executive search firm to identify candidates for the position of corporate President, and intends to retain an individual who will bring to the position proven operational skills and the highest possible leadership potential. The Company will continue to evaluate and act upon management needs.

The Company also is pursuing diligently the transfer of pre-1998 workers' compensation claims pursuant to a loss portfolio transfer or similar transaction. The Company believes that such a transaction can be accomplished without a charge to earnings in future periods based on the level of workers' compensation reserves at December 31, 1997, and further believes that funds currently held as restricted cash will be sufficient to fund the transfer.

As discussed above, the Company believes that it has identified and is implementing appropriate specific actions which, over time, will result in significant revenue and margin enhancement and overall operational improvement from the extensive national PEO platform which has been successfully built in prior years. However, the Company also anticipates that many of these actions will require a period of time to implement properly, and further anticipates that the benefits of these actions will be realized incrementally over the course of 1998 and beyond. In addition, certain costs will be incurred before results can be achieved or evaluated.

Factors which could affect the Company's intended results include delays in implementing sales force or systems improvements, increased competition, unfavorable regulatory developments, general market acceptance of the Company's PEO services, cancellation or renegotiation of contracts, failure to conclude a loss portfolio transfer or similar transaction, increases in the anticipated pricing or changes in the anticipated terms of a loss portfolio or similar transaction, failure to conclude acquisition transactions or successfully integrate completed acquisitions, fluctuations in margins, the financial condition of the Company's clients, demand fluctuations, and other risks set forth herein. The Company therefore further cautions that there can be no assurance of the success of any or all of the specific actions described above.

Results of Operations--Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

--------------------------------------------------------------------------------------------------------------------

                                                                               Percent
(In thousands)                                                1996              Change                1995
                                                     -------------       -------------       -------------
Revenues                                             $     439,016                 167%      $     164,455

Cost of revenues                                           400,862                 166             150,675

Gross profit                                                38,154                 177              13,780

Selling, general and administrative                         17,310                 141               7,183

Depreciation and amortization                                2,073                 387                 426

Interest income                                                833                 181                 296

Interest expense                                             1,196               4,684                  25

Net income                                                  12,026                 214               3,835


--------------------------------------------------------------------------------------------------------------------

Net income for the year ended December 31, 1996, was $12.0 million, or $.37 per diluted share, reflecting significant growth from 1995 net income of $3.8 million, or $.14 per diluted share. Revenues of $439.0 million for the year ended December 31, 1996, were 167% higher than 1995. The growth was the result of integration of several acquisitions; the growth in the Company's risk management/workers' compensation program; direct PEO sales and marketing efforts; and the efficient administration of existing business.

Revenues

Revenues increased from $164.5 million for the year ended December 31, 1995, to $439.0 million for the year ended December 31, 1996, a 167% increase. The increase in revenues was partially due to sales from the Company's expanded PEO sales force. Acquisitions accounted for a significant increase in revenues between the periods. The number of worksite employees increased from approximately 11,000 at December 31, 1995, to approximately 30,000 at December 31, 1996. In 1995, the Company commenced placing risk management/workers' compensation services to clients which are not full-service PEO clients of the Company. As of December 31, 1996, the Company provided risk management/workers' compensation services to approximately 13,500 workers as compared to 3,500 at December 31, 1995. Revenues related to stand alone risk management/workers' compensation were $16.1 million in 1996 compared with $3.6 million for 1995.

Cost of Revenues

Cost of revenues increased 166% from $150.7 million for the year ended December 31, 1995, to $400.9 million in the year ended December 31, 1996. This increase is primarily due to the increase in the Company's business as explained in the section above and in increased workers' compensation expense.

Workers' compensation expenses increased approximately 355% to $10.0 million in 1996 from $2.2 million in 1995, due primarily to the increase in earned premiums on the stand-alone risk management/workers' compensation program and growth in the core PEO business, including acquisitions. See discussion of cost of revenues under "Results of Operations - Year Ended December 31, 1997 Compared to Year Ended December 31, 1996" for further information.

Gross Profit

The Company's gross profit margin increased from 8.4% in the year ended December 31, 1995 to 8.7% in the year ended December 31, 1996. This increase primarily was attributable to the Company's stand-alone risk management/workers' compensation program which was in place for the full year ended December 31, 1996, versus only eight months in 1995. The eight-month period included approximately 5,600 Hazar employees who were provided stand-alone risk management/workers' compensation from May 1995 through September 1995, when the Hazar assets became included in the Company's PEO business upon the acquisition of certain Hazar assets by the Company.

The Company also received the benefits of reduced administrative costs with Camelback for the entire year ended December 31, 1996 as compared with the same period in 1995 which only included seven months of benefit because Camelback was not operative until June 1995. The Company also has increased the number of claims managers to 37 at December 31, 1996 compared to 7 at December 31, 1995.

Selling, General and Administrative

Selling, general and administrative expenses increased by $10.1 million or 141% from $7.2 million for the year ended December 31, 1995 to $17.3 million for the year ended December 31, 1996. As a percent of gross profit, selling, general and administrative expenses decreased from 52% to 45% during the year ended December 31, 1995 and 1996, respectively. Factors contributing to the increase in selling, general and administrative expenses in 1996 over 1995 are the integration of the operations of various acquisitions including an increase from 60 corporate employees at December 31, 1995 to 216 at December 31, 1996, resulting in a significant increase in personnel costs, and the expansion of the Company's office space. Additionally, the Company's results for the year reflected six months of expenses for TEAM Services and five months of expense for Leaseway, both recent acquisitions which historically have maintained a higher ratio of selling, general and administrative expense to gross profit than the Company. These factors which caused increases in selling, general and administrative expense were partially mitigated by improved systems utilization and economies of scale achieved within the Company's operations, including consolidation of certain acquired companies' administration. The Company's general liability insurance costs have increased due in part to the added corporate staff and increased costs for directors' and officers' liability insurance. Commission expenses increased in the year ended December 31, 1996 compared to 1995 due to the increase in revenues discussed above.

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

Effective Tax Rate

The Company's effective tax rate provides for federal, state and local income taxes. The effective tax rate for fiscal 1996 is 34.7% as compared to 42.6% for the year ended December 31, 1995. The effective tax rate for 1996 was positively impacted by a state tax benefit in the amount of approximately $430,000 relating to 1995. The effective tax rate would have been approximately 37% without this benefit. This downward year-to-year revision reflects a reduction resulting from the increased operations of the Company's wholly-owned subsidiary, Camelback, which pays state premium tax rather than state income tax.

Liquidity and Capital Resources

The Company defines liquidity as the ability to mobilize cash to meet operating, capital and acquisition financing needs. The Company's primary source of cash in 1997 was from financing activities and operations.

Cash provided by operating activities was $7.2 million during 1997 compared to a use of $3.3 million during 1996, and cash provided of $6.3 million during 1995. Operating cash flows are derived from customers for full PEO services rendered by the Company and for stand-alone risk management/workers' compensation services. Payments from PEO customers typically are received on or within a few days of the date on which payroll checks are delivered to customers, and cover the cost of the payroll, payroll taxes, insurance, other benefit costs and the Company's administration fee. The acquisitions of TEAM Services, Leaseway and McClary-Trapp, and the Company's stand-alone program adversely affected the Company's operating cash flows in 1996 as these operations extend credit terms generally from 15 to 45 days as is customary in their respective market segments. Stand-alone risk management/workers' compensation services are billed in accordance with individual policies. The Company also extends credit terms for certain of its stand-alone risk management/workers' compensation clients by billing less than the expected premium over the policy term, with the difference paid on a deferred basis after the end of a policy year. If the Company expands in these market segments or enters into new market segments, or extends credit terms to additional clients, its working capital requirements may increase.

Cash used in investing activities was $15.0 million, $46.9 million and $2.2 million in 1997, 1996, and 1995, respectively. The Company expects to use certain of the net proceeds from the Note Offering (see below) to finance future acquisitions. Future acquisitions are expected to be a significant use of cash. See "Outlook: Issues and Risk-Management of Rapid Growth". In addition, cash purchase price payments are due in the second quarter of 1998 for two 1997 acquisitions. The amounts of the payments are based on the terms of the applicable purchase agreements and have not yet been determined. For 1997, 1996 and 1995, capital expenditures were $2.5 million, $.7 million and $.2 million, respectively. Capital expenditures in 1997 consisted primarily of communications and computer equipment to enhance the Company's ability to support the Company's increased client base and the centralization of payroll processing. In addition, in April 1997, the Company relocated its Phoenix operations to a new facility. The leaseholds and improvements will be financed by the landlord as a buildout allowance, and subsequently reflected in rental payments. Moving costs and office furniture represented cash outlays in the first and second quarters of 1997 of approximately $1.0 million. During 1998, the Company expects to continue to invest in additional computer and technological equipment. Although the Company continuously reviews its capital expenditure needs, management expects that 1998 capital expenditures will continue, and may significantly exceed amounts spent in 1997, in order to meet the needs of the Company's base of worksite employees.

Cash provided by financing activities was $36.9 million for 1997 compared to $47.2 million for 1996 and $8.0 million for 1995. Cash flows from financing activities during 1997 resulted primarily from the issuance of the Notes offset by the repayment of existing long-term debt.

At December 31, 1997 and 1996, the Company had cash and cash equivalents of $40.1 million and $11.0 million, respectively. Cash and cash equivalents are generally invested in high investment grade instruments with maturities of less than 90 days. Certain amounts of restricted cash and investments (see below) may have maturities beyond 90 days but are highly liquid. The Company generally maintains large cash balances to meet its daily payroll and payroll tax obligations. The Company is implementing a nationwide cash management program to minimize the requirement for cash on hand, though as the business continues to grow, cash requirements to meet daily obligations will increase. The Company is required through its fronting arrangements with Reliance to maintain restricted cash and investments to secure the future payment of workers' compensation losses arising under its pre-1998 program. Such restricted cash and investments have been calculated based on estimates of ultimate losses under its workers' compensation program. For this purpose, ultimate losses are actuarially determined by the fronting carriers utilizing industry-wide data and regulatory requirements which may not reflect the Company's historical or expected ultimate losses. Restricted cash and investments are classified as a current asset as the Company settles and pays most workers' compensation claims within one year from occurrence. The Company cannot access restricted cash and investments without the agreement of Reliance. At December 31, 1997, $19 million was on deposit at Camelback as restricted cash and investments, as compared to $11.5 million at December 31, 1996. In the event the Company effects a loss portfolio transfer, the Company will be required to make a cash payment, which may (but is not expected to) exceed the amount of the restricted cash, to fund the transfer of liabilities to a third party.

At December 31, 1997 and 1996, the Company had working capital of $58.4 million and $30.4 million, respectively.

Under Bermuda law, Camelback must maintain statutory capital and surplus in an amount based primarily on premium volume. Bermuda law also regulates the circumstances under which Camelback may loan funds to its parent company. In 1997, the Company paid to Reliance approximately $25.0 million of which approximately $19.9 million was ceded to the trust account at Camelback for payment of claims and approximately $2.1 million was ceded directly to Camelback as unrestricted. For the same period the Company also paid to Legion Insurance Company approximately $2.6 million of which approximately $2.3 million in loss funds is expected to be ceded to Camelback upon the establishment of a separate trust account for the program. In the future, these factors may limit the ability of Camelback to transfer funds to its parent company (whether via dividend or otherwise).

Prior Credit Facility

In August 1996, the Company established a revolving line of credit facility ("Prior Credit Facility") for acquisition financing, working capital and other general corporate purposes. The original credit facility was a three year $35 million revolving line of credit. The line was expanded to $45 million in October 1996 and to $60 million in February 1997. The Prior Credit Facility provided for various borrowing rate options including borrowing rates based on a fixed spread of 25 basis points over the prime rate or 250 basis points over the London Interbank Offered Rate (LIBOR), as adjusted upward to reflect applicable reserve requirements. The Company paid a commitment fee of 37.5 basis points on the unused portion of the line. Since the Company obtained its Prior Credit Facility in August 1996, the $49.7 million drawn under the line at October 21, 1997 had been used primarily for acquisition financing including $24.0 million for the acquisition of Leaseway, $9.4 million for the acquisition of McClary-Trapp, $3.0 million for CMGR, $.9 million for ETIC and approximately $10.0 million to finance accounts receivable on such acquisitions. The Company repaid outstanding indebtedness under the Prior Credit Facility with net proceeds of the sale of the Notes and replaced it with the Amended Credit Facility. See "Amended Credit Facility" below.

Note Offering

On October 21, 1997, the Company issued $85 million of Notes in an Offering (the "Offering") effected under Rule 144A of the Securities Act of 1933 as amended ("Securities Act"). Approximately $50 million of the net proceeds of the Offering was used to repay certain indebtedness, and the remaining balance will be used for additional capital expenditures and general corporate purposes. Interest under the Notes is payable semi-annually commencing April 15, 1998, and the Notes are not callable until October 2001 subject to the terms of the Note Agreement. The Company incurred expenses related to the Offering of approximately $3.3 million and will amortize such costs over the life of the Notes. The Company agreed to file under the Securities Act, a registration statement relating to an exchange offer for these Notes. If this registration was not declared effective prior to the 120th day after the issue date of October 21, 1997 (which it was not), the interest rate can increase up to a maximum of 12% per annum of the principal amount of such Notes, increasing by 1/2% every 90 days. The indenture under which the Notes were issued includes certain restrictions on use of cash, and other expenditures, by the Company including limitations on dividends and repurchases of Company shares.

Amended Credit Facility

In connection with the Offering, the Company entered into an amended and restated credit facility (the "Amended Credit Facility") which provided for a revolving line of credit of $20.0 million, including letters of credit drawn thereunder. The Amended Credit Facility includes various borrowing rate options including borrowing rates at the prime rate or 175 basis points over London Interbank Offered Rate (LIBOR). The Company will pay a commitment fee of 25 basis points on the unused portion of the line and letter of credit fees of 75 to 175 basis points per annum. The Amended Credit Facility will mature on August 1, 1999. The principal loan covenants in the Amended Credit Facility are as follows: current ratio of at least 1.3 to 1; minimum net worth of at least $45 million as of June 30, 1997, adjusted by 75% of net income and other factors each and every fiscal year thereafter; senior debt to earnings before income taxes, interest expense and depreciation and amortization (EBITDA), as defined therein for the preceding four fiscal quarters of not more than 2.0 to 1 as of the end of each calendar year and maximum debt to EBITDA as reduced by a portion of available cash of 4.0 to 1. The Amended Credit Facility includes certain other customary covenants and is secured by substantially all of the Company's assets. As a result of 1997 performance, the Company is not in compliance with certain financial covenants under the Amended Credit Facility, and may not borrow under the Amended Credit Facility unless it returns to compliance or is able to agree with the bank to the new covenants, as to which there can be no assurance. Because of the Company's current cash status, the Company does not believe that the current unavailability of the Amended Credit Facility will materially affect its liquidity, although there can be no assurance this will remain the case if cash needs significantly increase in the future.

Outlook:  Issues and Risks

The following issues and risks, among others (including those discussed elsewhere herein), should also be considered in evaluating the Company's outlook.

Management of Rapid Growth

The Company's success depends, in part, upon its ability to achieve growth and manage this growth effectively. Since its formation, the Company has experienced rapid growth which has challenged the Company's management, personnel, resources and systems. As part of its business strategy, the Company intends to pursue continued growth through its sales and marketing capabilities, acquisitions and marketing alliances. Although the Company has expanded its management, personnel, resources and systems to manage future growth and to assimilate acquired operations, there can be no assurance that the Company will be able to maintain or accelerate its growth in the future or manage this growth effectively. Failure to do so could materially adversely affect the Company's business and financial performance. To accommodate growth, the Company is centralizing certain operations, which may result in temporary disruptions in operations. See also "1998 Outlook," above.

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

A portion of the Company's historical growth is attributable to its risk management/workers' compensation services program. The risks associated with rapid growth in this area include the potential for inadequate underwriting due to a lack of experience with new geographic markets and industries served, a shortage of experienced and trained personnel, and the need for sophisticated operating systems to help manage these risks. The Company recently converted its risk management information system to a new operating system to support this growth; there can be no assurance that this conversion will ultimately prove to be successful, or that other future changes in systems or procedures will be successfully completed. Any failure to manage growth in the risk management/workers' compensation program could adversely affect the Company's ability to underwrite profitable risks and efficiently resolve claims, which in turn could have a material adverse effect on the Company's business and financial performance. The pricing of the Company's guaranteed cost and Ohio reinsurance policies in place as of January 1, 1998 are subject to annual negotiation, and the above factors could materially increase the Company's costs under such policies.


Adequacy of Loss Reserves; Loss and Claims Experience

Under its partially self-insured workers' compensation arrangements in effect until January 1, 1998, the Company is responsible for the first $250,000 ($350,000 for certain transportation programs and $500,000 in two states with "monopolistic" workers' compensation insurance structures) of each occurrence with no aggregate limit to the number of losses for which the Company may be liable. The Company's reserves for losses and loss adjustment expenses under its workers' compensation are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. Reserves are estimates based on industry data and historical experience, and include judgments of the effects that future economic and social forces are likely to have on the Company's experience with the type of risk involved, circumstances surrounding individual claims and trends that may affect the probable number and nature of claims arising from losses not yet reported. Consequently, loss reserves are inherently uncertain and are subject to a number of circumstances that are highly variable and difficult to predict. This uncertainty is compounded in the Company's case by its rapid growth and limited experience. For these reasons, there can be no assurance that the Company's ultimate liability will not materially exceed its loss and loss adjustment expense reserves. If the

Company's reserves prove to be inadequate, the Company will be required to increase reserves or corresponding loss payments with a corresponding reduction, which may be material, to the Company's operating results in the period in which the deficiency is identified.

The Company recently changed its business strategy with respect to its workers' compensation program and related workers' compensation reserves in response to the changing risk profile of its worksite employee base, increased competition and reduced margin opportunities, the availability of third party insurance at attractive rates, and in an effort to reduce the uncertainty associated with its quarterly workers' compensation expense. As part of the Company's change in business strategy, the Company obtained fully-insured guaranteed cost workers' compensation coverage effective January 1, 1998, thereby eliminating, with limited exceptions, the Company's risk retention on workers' compensation claims arising after that date. The coverage was obtained through Stirling Cooke Risk Management Services, Inc. under a three-year arrangement, with pricing subject to annual review. The Company will retain risk up to $250,000 per occurrence with respect to a defined portfolio of stand-alone policies which were in place at December 31, 1997, which policies expire at various dates during 1998. The Company also will retain risk up to $50,000 per occurrence for claims under Ohio's monopolistic workers' compensation structure, with an aggregate liability limitation based on a percentage of Ohio manual premium. Consistent with the change in strategy, the Company also increased its workers' compensation reserves at December 31, 1997 to reflect a one-time charge of approximately $6.0 million to establish its reserves at a level intended to eliminate any risk of future workers' compensation charges for pre-1998 claims. The Company also is pursuing aggressively a loss portfolio transfer or similar reinsurance, for pre-1998 claims. However, there can be no assurance that the Company will successfully complete such a transaction, or of the terms on which such a transaction could be completed.

The Company believes that the transition to a guaranteed cost program and the increase in reserves at December 31, 1997 will reduce the uncertainty associated with the quarterly calculation of workers' compensation costs while providing a premium cost structure for 1998 which compares favorably with historical costs. The availability of coverages and premium costs in future years are subject to change (including possible material upward adjustment of premium costs) based on loss experience and competitive conditions in the overall workers' compensation market. The Company also believes that its workers' compensation reserves have been established at a level which is consistent with its change in business strategy described above (including expense associated with a loss portfolio transfer should such a transfer be completed), although there can be no assurance that this is the case.

State unemployment taxes are, in part, determined by the Company's unemployment claims experience. Medical claims experience also greatly impacts the Company's health insurance rates and claims cost from year to year, and directly impacts the Company under its self insured medical program. Should the Company experience a large increase in claims activity for unemployment, workers' compensation and/or health care, then its costs in these areas would increase. In such a case, the Company may not be able to pass these higher costs to its clients and would therefore have difficulty competing with PEOs with lower claims rates that may offer lower rates to clients. The Company has an arrangement with its largest client under which the Company remains responsible for medical claims above an agreed limit. While the Company does not believe that it will incur material liabilities under this arrangement, there can be no assurance that this will be the case.

Tax Treatment

The attractiveness to clients of a full-service PEO arrangement depends in part upon the tax treatment of payments for particular services and products under the Code (for example, the opportunity of employees to pay for certain benefits under a cafeteria plan using pre-tax dollars). The Internal Revenue Service ("IRS") has formed a Market Segment Study Group to examine whether PEOs, such as the Company, are for certain employee benefit and tax purposes the "employers" of worksite employees under the Code. The Company cannot predict either the timing or the nature of any final decision that may be reached by the IRS with respect to the Market Segment Study Group or the ultimate outcome of any such decision, nor can the Company predict whether the Treasury Department will issue a policy statement with respect to its position on these issues or, if issued, whether such statement would be favorable or unfavorable to the Company. If the IRS were to determine that the Company is not an "employer" under certain provisions of the Code, it could materially adversely affect the Company in several ways. With respect to benefit plans, the tax qualified status of the Company's 401(k) plans could be revoked, and the Company's cafeteria and medical reimbursement plans may lose their favorable tax status. If an adverse IRS determination were applied retroactively to disqualify benefit plans, employees' vested account balances under 401(k) plans would become taxable, an administrative employer such as the Company would lose its tax deductions to the extent its matching contributions were not vested, a 401(k) plan's trust could become a taxable trust and the administrative employer could be subject to liability with respect to its failure to withhold applicable taxes and with respect to certain contributions and trust earnings. In such event, the Company also would face the risk of client dissatisfaction and potential litigation by clients or worksite employees.

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

Credit Risks

As the employer of record for its worksite employees, the Company is obligated to pay their wages, benefit costs and payroll taxes. The Company typically bills a client company for these amounts in advance of or at each payroll date, and reserves the right to terminate its agreement with the client, and thereby the Company's liability for future payrolls to the client's worksite employees, if payment is not received within two days of the invoice date. Limited extended payment terms are offered in certain cases subject to local competitive conditions. The rapid turnaround necessary to process and make payroll payments leaves the Company vulnerable to client credit risks, some of which may not be identified prior to the time payroll payments are made. There can be no assurance that the Company will be able to timely terminate any delinquent accounts or that its contractual termination rights will be judicially enforced.

In addition, the Company has recently entered several market segments through acquisitions in which PEOs typically advance wages, benefit costs and payroll taxes to their clients. The Company intends to continue this practice despite the potentially greater credit risk posed by such practices. Also, in its stand-alone risk management/worker's compensation program, the Company has structured certain of its clients' premium payments so that less than the full premium is billed periodically through the policy year, with the difference to be paid by the client on a deferred basis after the end of the policy year. Following the completion of the Company's first series of policy audits, the Company determined in late 1997 that collection rates from these clients would be lower than expected, due in part to the Company's non-renewal of the affected policies as part of the overall de-emphasis of its stand-alone program. The Company conducts a limited credit review before accepting new clients. However, the nature of the Company's business and pricing margins is such that a small number of client credit failures could have an adverse effect on its business and financial performance.

Litigation

As  previously  reported,  the  Company  and  certain of its  present and former directors and executive officers have been named as defendants in ten actions filed between March 1997 and May 1997. While the exact claims and allegations vary, they all allege violations by the Company of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, with respect to the accuracy of statements regarding Company reserves and other disclosures made by the Company and certain directors and officers. These suits were filed after a significant drop in the trading price of the Company's Common Stock in March 1997. Each of the actions seeks certification of a class consisting of purchasers of securities of the Company over specified periods of time. Each of the complaints seeks the award of compensatory damages in amounts to be determined at trial, including interest thereon, and costs of the action, including attorneys fees. The suits have been consolidated before a single judge of the U.S. District Court in Phoenix, Arizona. The Court has appointed lead plaintiffs for the putative class, approved plaintiffs' selection of counsel, and ordered plaintiffs to file a consolidated, amended complaint on or about April 6, 1998. The Company believes the actions are without merit and intends to defend the cases vigorously. However, the ultimate resolution of these actions could have a material adverse effect on the Company's results of operations and financial condition.

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

Through recent acquisitions and internal growth, the percentage of the Company's clients in the transportation industry has increased. While the Company has targeted this industry, which it believes could benefit from Company services and expertise, increased concentration in a single industry could make the Company subject to risks and trends of that industry. Also, certain aspects of the transportation industry may be subject to particular risks, such as the risk of property damage, injury and death from accidents inherent in the operation of a motor vehicle. In addition, the Company is providing driver leasing services through LPC, in which the Company acts as sole employer, which may increase risk to the Company as a result of the direct nature of the employment relationship.

Substantial Leverage

The Company has incurred significant debt primarily in connection with its expansion through acquisitions and its October 1997 issuance of the Senior Notes. As of December 31, 1997, the Company had outstanding senior indebtedness of approximately $85 million and stockholders' equity of approximately $42.4 million.

The Company's ability to make scheduled principal payments in respect of, or to pay the interest or liquidated damages, if any, on, or to refinance, any of its indebtedness (including the Notes) will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors beyond its control. Based upon the Company's current level of operations, management believes that cash flow from operations and other available cash, will be adequate to meet the Company's anticipated future requirements for working capital expenditures, scheduled lease payments and scheduled payments of interest on its indebtedness, including the Notes, for the foreseeable future. Due to financial covenant violations, the Company is currently not able to borrow under the Amended Credit Facility, which had been another source of liquidity. The Company may, however, need to refinance all or a portion of the principal of the Notes at or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated growth will occur or that future borrowings will be available under the Amended Credit Facility or otherwise in an amount sufficient to enable the Company to service or refinance its indebtedness, including the Notes, or make anticipated capital expenditures and lease payments. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms. See "Liquidity and Capital Resources."

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

Uncertainty of Extent of PEO's Liability; Government Regulation of PEOs

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

While many states do not explicitly regulate PEOs, various states have passed laws that have licensing or registration requirements and other states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. There can be no assurance that the Company will be able to satisfy licensing requirements or other applicable regulations of any particular state from time to time.

Government Regulation Relating to Workers' Compensation Program

As part of its risk management/workers' compensation programs, the Company has utilized Camelback, a wholly-owned insurance company subsidiary. Insurance companies such as Camelback are subject to the insurance laws and regulations of the jurisdictions in which they are chartered; such laws and regulations generally are designed to protect the interests of policyholders rather than the interests of shareholders such as the Company. In general, insurance regulatory authorities have broad administrative authority over insurers domiciled in their respective jurisdictions, including authority over insurers' capital and surplus levels, dividend payments, financial disclosure, reserve requirements, investment parameters and premium rates. The jurisdictions also limit the ability of an insurer to transfer or loan statutory capital or surplus to its affiliates. The regulation of Camelback could materially adversely affect the Company's operations and results.

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

Year 2000 Compliance

Many computer programs process transactions based on using two digits for the year of the transaction rather than a full four year digits (e.g. "98" for 1998). Systems that process Year 2000 transactions with the year "00" may encounter significant processing inaccuracies or inoperability. Management has determined that, like most other companies, it will be required to modify or replace significant portions of its software so that its information systems will be able to properly utilize dates subsequent to December 31, 1999. The Year 2000 issue will be addressed through either the modification of existing software or conversion to new software. However, if such transition is not completed on a timely basis, the Year 2000 issue could have a material impact on the Company's operations.

The Company began developing its plan to address Year 2000 in 1997. The plan includes hardware, software, electronic equipment and building systems, and evaluates risk associated with vendor readiness. Based on developments to date, the Company expects that the plan will be completed in a timely fashion and that Year 2000 issues will not have a material effect on the Company's results of operations. The Company's expectation in this regard is based upon numerous assumptions of future events including the availability of certain resources, third party modifications and other factors, and there can be no assurance that the Company's current expectations will be met.

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

These requirements are not yet applicable to the Company.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

Financial statements required by Form 10-K are set forth at pages F-1 through F-32 hereof.

ITEM 9. - CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------


Not applicable.

                                    PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

The biographical information relating to the Company's directors included under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. The Company anticipates filing the Proxy Statement within 120 days after December 31, 1997. Information as to the Company's executive officers is set forth in Item 4A above.

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

(b) Reports on Form 8-K for last year

The Company filed a report on Form 8-K dated October 21, 1997 which reported the Company's sale of $85 million in 10% Senior Notes due 2004 in a private placement transaction, and entry into the Amended Credit Facility.
Financial statements were not required or filed.

Additionally, the Company filed a report on Form 8-K dated February 20, 1998 which reported the Company's issuance by means of a dividend of Rights to Purchase Shares of Series A Junior Participating Preferred Stock. Financial statements were not required or filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 30th day of March, 1998

                                        EMPLOYEE SOLUTIONS, INC.


                                        By /s/ Marvin D. Brody
                                          -----------------------------------
                                          Marvin D. Brody
                                          Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                 Signature                                  Title                     Date
------------------------------------------         ------------------------------           --------------
/s/ Marvin D. Brody                                Chairman of the Board, Chief             March 30, 1998
------------------------------------------         Executive Officer, President
Marvin D. Brody                                    And Director

/s/ Harvey A. Belfer                               Director                                 March 30, 1998
------------------------------------------
Harvey A. Belfer


/s/ Sara R. Dial                                   Director                                 March 30, 1998
------------------------------------------
Sara R. Dial

                                                   Director                                       --
------------------------------------------
Edward L. Cain, Jr.

/s/ Jeffrey A. Colby                               Director                                 March 30, 1998
------------------------------------------
Jeffrey A. Colby


/s/ Robert L. Mueller                              Director                                 March 30, 1998
------------------------------------------
Robert L. Mueller

/s/ Quentin P. Smith, Jr.                          Director                                 March 30, 1998
------------------------------------------
Quentin P. Smith, Jr.

/s/ Morris C. Aaron                                Chief Financial Officer                  March 30, 1998
------------------------------------------
Morris C. Aaron

/s/ John V. Prince                                 Chief Accounting Officer                 March 30, 1998
------------------------------------------
John V. Prince

                            EMPLOYEE SOLUTIONS, INC.
                               (the "Registrant")

                                  EXHIBIT INDEX
                                       TO
                               REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

Exhibit                                                          Incorporated Herein                  Filed
Number     Description                                           By Reference To                      Herewith
------     ---------------------------------------               ------------------------------------ --------
3(i)       Registrant's composite Articles of                    Registrant's Report on Form 10-K
           Incorporation, as amended                             for the year ended December 31, 1996
                                                                 ("1996 10-K") (See also Exhibit A
                                                                 included in Exhibit 4.5 below)

3(ii)      Registrant's Amended and Restated Bylaws,             Registrant's Form 10-Q for the year
           as amended through April 30, 1997                     ended March 31, 1997 ("March 1997
                                                                 10-Q")

4.1        Indenture dated October 15, 1997 among the            Registrant's Current Report on Form
           Registrant, the Guarantor Subsidiaries (as            8-K dated October 21, 1997 ("10/21/97
           defined therein) and The Huntington National          8-K")
           Bank

4.2        Purchase Agreement dated October 16, 1997             10/21/97 8-K
           among the Registrant, the Guarantor
           Subsidiaries and First Chicago Capital
           Markets, Inc. ("FCMM")

4.3        Registration Rights Agreement dated                   10/21/97 8-K
           October 21, 1997 among the Registrant,
           the Guarantor Subsidiaries and FCCM

4.4        Amended and Restated  Loan  Agreement                 10/21/97 8-K
           dated October 21, 1997 between the Company
           and Bank One Arizona, NA ("Bank One")

4.5        Rights Agreement dated as of February 4, 1998         Registrant's Form 8-A registration
           between the Company and American Securities           statement dated February 19, 1998
           Transfer and Trust, Inc. which includes, as
           Exhibit A thereto, the Certificate of Designation
           of Junior Participating Preferred Stock, Series A,
           of the Company, as Exhibit B thereto the Form
           of Rights Certificate and as Exhibit C thereto the
           Summary of Rights to Purchase Preferred Shares

10.1*      Registrant's 1993 Employee Incentive Stock            Registrant's Form 10-KSB for the
           Option Plan, as amended                               fiscal year ended December 31, 1994
                                                                 ("1994 Form 10-KSB")

10.2*      Employee Solutions, Inc. 1995 Stock Option                                                    X
           Plan, as amended through January 25, 1998

Exhibit                                                          Incorporated Herein                  Filed
Number     Description                                           By Reference To                      Herewith
------     ---------------------------------------               ------------------------------------ --------
10.3       Employment Agreement with Harvey  A.                  Form SB-2
           Belfer, as amended

10.4       Employment Agreements dated March 18, 1997
           Between Registrant and:

10.4.1*    Morris C. Aaron                                       1996 10-K

10.4.2*    Paul M. Gales                                         1996 10-K

10.4.3*    Roy Flegenheimer                                      1996 10-K

10.5       Joint Venture Agreement among Registrant,             Registrant's Form 10-QSB for the
           Edward L. Cain, Jr., and Employee Solutions -         year ended September 30, 1994
           East, Inc.                                            ("September 1994 10-QSB")

10.5.1     Extension of Joint Venture Agreement among            1995 10-K
           Registrant, Edward L. Cain, Jr., and
           Employee Solutions - East, Inc.

10.5.2     Supplement Agreement to Joint Venture                 September 1994 10-QSB
           Agreement among Registrant, Edward L. Cain,
           Jr., and Employee Solutions, inc.

10.6       Agreement and Plan of Reorganization among            1995 10-K
           Registrant, Edward L. Cain, Jr., and Employee
           Solutions - East, Inc.**

10.7*      Amended and Restated Employment Agreement             1995 10-K
           among Registrant, Edward L. Cain, Jr., and
           Employee Solutions - East, Inc.

10.8       Guarantee of Payment and Performance by               September 1994 10-QSB
           Employee Solutions, Inc. to and in favor of
           Edward L. Cain, Jr.

10.9       Letter Agreement dated March 27, 1997 (and            March 1997 10-Q
           signed March 30, 1997) between the Company
           and Edward L. Cain, Jr.

10.10      Letter Agreement dated March 27, 1997 (and            March 1997 10-Q
           signed March 31, 1997) between the Company
           and Professional Employers Resource
           Corporation


10.11      Asset Purchase Agreement dated July 5, 1996           Registrant's Current Report on Form
           by and among Leaseway Transportation Corp.,           8-K dated August 1, 1996 ("8/1/96
           Leaseway Personnel Corp., Leaseway Admin-             8-K")
           istrative Personnel, Inc. and Employee Solutions,
           Inc.**

Exhibit                                                          Incorporated Herein                  Filed
Number     Description                                           By Reference To                      Herewith
------     ---------------------------------------               ------------------------------------ --------
10.11.1    First Amendment to Asset Purchase Agreement           8/1/96 8-K
           Dated August 1, 1996 by and among Leaseway
           Transportation Corp., Leaseway Administrative
           Personnel, Inc. Employee Solutions, Inc., and
           Logistics Personnel Corp.

10.12      Purchase Agreement between Registrant, GCK            Registrant's 10-Q for the year ended
           Entertainment Services I, Inc., Talent Entertainment  June 30, 1996
           and Media Services, Inc. (collectively "TEAM
           Services") and the shareholders of TEAM Services

10.12.1    Amendment No. 1 to Purchase Agreement between         Registrant's 8-K dated June 22,
           Registrant, TEAM Services and the shareholders of     1996 ("6/22/96 8-K")
           TEAM Services**

10.13*     Employment Agreement between Registrant and           6/22/96 8-K
           Jeffery Colby*

10.14      Asset Purchase Agreement between the Registrant       Registrant's Form 10-Q for the year
           And the McClary-Trapp Companies dated as of           ended September 30, 1996
           November 1, 1996**                                    ("September 1996 10-Q")

10.15      Security Agreement dated  August 1, 1996              8/1/96  8-K
           between Bank One Arizona, Inc. and Registrant
           and certain of its subsidiaries

10.16      Loan Agreement dated August 1, 1996 between           8/1/96 8-K
           the Registrant and Bank One Arizona, Inc.
           [superseded]**

10.16.1    Amendment No. One thereto, dated October 15,          September 1996 10-Q
           1996 [superseded]

10.16.2    Second Modification Agreement dated February          1996 10-K
           19, 1997 [superseded]

10.16.3    Third Modification Agreement effective as of          Registrant's 10-Q for the year
           June 30, 1997 [superseded]                            ended June 30, 1997

10.17      Indemnification Agreements between the
           Registrant and:

10.17.1*   Marvin D. Brody                                       1996 10-K

10.17.2*   Edward L. Cain                                        1996 10-K

10.17.3*   Jeffrey A. Colby                                      1996 10-K

10.17.4*   Morris C. Aaron (Agreements in this form were         1996 10-K
           also entered into between the Company and each
           of Roy A. Flegenheimer, and Paul M. Gales.

Exhibit                                                          Incorporated Herein                  Filed
Number     Description                                           By Reference To                      Herewith
------     ---------------------------------------               ------------------------------------ --------
10.17.5*   Henry G. Walker (Agreements in this form were also    1996 10-K
           entered into between the Company and each of
           Quentin P. Smith, Jr. and Sara R. Dial)

10.18      Reinsurance Agreement effective as of May 1,          March 1997 10-Q
           1995 between Reliance National Indemnity
           Company and Reliance Insurance Company
           And Camelback Insurance, Ltd., including
           Addendum Number One thereto



10.19      Letter Agreement dated February 27, 1998                                                      X
           between the Company and Ward Phelan



21.1       Subsidiaries of Registrant                                                                    X

23.1       Consent of Arthur Anderson LLP                                                                X

27         Financial Data Schedule                                                                       X

         *Designates management or compensatory agreements

       **Excluding exhibits or schedules, which will be furnished to the Commission on request.

Item 8.  FINANCIAL STATEMENTS

                                      INDEX

                                                                            Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                     F-2

FINANCIAL STATEMENTS
Consolidated  Balance  Sheets -  December  31,  1997  and 1996               F-3
Consolidated Statements of Operations - For the Years
     Ended December 31, 1997, 1996 and 1995                                  F-4
Consolidated Statements of Stockholders' Equity - For the
     Years Ended December 31, 1997, 1996 and 1995                            F-5
Consolidated Statements of Cash Flows - For the Years
     Ended December 31, 1997, 1996 and 1995                                  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Employee Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of EMPLOYEE SOLUTIONS, INC. (an Arizona corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Employee Solutions, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                         Arthur Andersen LLP

Phoenix, Arizona,
  March 11, 1998.

                            EMPLOYEE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

(In thousands of dollars, except share data)                                   1997       1996
                                                                           --------   --------

                                            ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                  $ 40,110   $ 10,980
Restricted cash and investments                                              19,000     11,500
Accounts receivable, net                                                     57,467     34,839
Receivables from insurance companies                                          7,070      5,918
Prepaid expenses and deposits                                                 4,562      1,258
Income taxes receivable                                                       4,080       --
Deferred income taxes                                                         4,138      1,156
                                                                           --------   --------

                    Total current assets                                    136,427     65,651

Property and equipment, net                                                   3,159      1,084
Deferred income taxes                                                           485        539
Goodwill and other assets, net                                               67,146     58,695
                                                                           --------   --------

                    Total assets                                           $207,217   $125,969
                                                                           ========   ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft                                                             $   --     $  2,477
Accrued salaries, wages and payroll taxes                                    43,263     17,586
Accounts payable                                                              4,363      4,078
Accrued workers' compensation and health insurance                           24,586      6,927
Income taxes payable                                                           --          720
Other accrued expenses                                                        5,886      3,414
                                                                           --------   --------

                    Total current liabilities                                78,098     35,202
                                                                           --------   --------

Deferred income taxes                                                           517        111
                                                                           --------   --------

Long-term debt                                                               85,000     42,800
                                                                           --------   --------

Other long-term liabilities                                                   1,213      1,349
                                                                           --------   --------
Commitments and contingencies

Stockholders' equity
Class A convertible preferred stock, nonvoting, no par value, 10,000,000
    shares authorized, no shares issued and outstanding                        --         --
Common stock, no par value, 75,000,000 shares authorized, 31,683,120 shares issued and outstanding in 1997, and 30,729,433 shares issued
     and outstanding in 1996                                                 34,420     30,145
Retained earnings                                                             7,866     16,362
Unrealized gain on investment securities                                        103       --
                                                                           --------   --------

                    Total stockholders' equity                               42,389     46,507
                                                                           --------   --------

                    Total liabilities and stockholders' equity             $207,217   $125,969
                                                                           ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(In thousands of dollars, except share and per share data)            1997            1996            1995
                                                              ------------    ------------    ------------

Revenues                                                      $    933,817    $    439,016    $    164,455
                                                              ------------    ------------    ------------

Cost of revenues:
   Salaries and wages of worksite employees                        765,047         341,988         132,379
   Healthcare and workers' compensation                             75,595          30,234           7,591
   Payroll and employment taxes                                     62,613          28,640          10,705
                                                              ------------    ------------    ------------

                  Cost of revenues                                 903,255         400,862         150,675
                                                              ------------    ------------    ------------

Gross profit                                                        30,562          38,154          13,780

Selling, general and administrative expenses                        33,411          17,310           7,183
Depreciation and amortization                                        4,617           2,073             426
                                                              ------------    ------------    ------------

                  Income (loss) from operations                     (7,466)         18,771           6,171

Other income (expense):
    Interest income                                                  1,303             833             296
    Interest expense                                                (5,102)         (1,196)            (25)
    Other                                                              (50)             (1)            239
                                                              ------------    ------------    ------------

Income (loss) before provision for income taxes                    (11,315)         18,407           6,681

Income tax provision (benefit)                                      (2,819)          6,381           2,846
                                                              ------------    ------------    ------------

                  Net income (loss)                           $     (8,496)   $     12,026    $      3,835
                                                              ============    ============    ============


Net income (loss) per common and
    common equivalent share:
                  Basic                                       $       (.27)   $        .40    $        .17
                                                              ============    ============    ============
                  Diluted                                     $       (.27)   $        .37    $        .16
                                                              ============    ============    ============


Weighted average number of common and
    common equivalent shares outstanding:
                  Basic                                         31,193,367      30,224,357      22,391,616
                                                              ============    ============    ============
                  Diluted                                       31,193,367      32,167,777      23,506,782
                                                              ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                            Unrealized          Total
(In thousands of dollars,                  Preferred      Common    Retained    Treasury       gain on   Stockholders'
 except share data)                            Stock       Stock    Earnings       Stock   Investments         Equity
                                           ---------    --------    --------    --------   -----------   ------------

BALANCE, December 31, 1994                  $      6    $  5,929    $    501    $    (35)     $   --         $  6,401
Issuance of 3,887,200 shares of
  common stock in connection
  with exercise of underwriter and
  IPO warrants                                  --         7,142        --          --            --            7,142
Issuance of 5,060,000 shares of
  common stock in connection with
  conversion of preferred stock                   (6)          6        --          --            --             --
Issuance of 1,305,308 shares of
  common stock in  connection with
  exercise of other warrants and
  stock options                                 --           981        --          --            --              981
Acquisition of 78,924 shares of
  treasury stock through collection
  of receivables from officers/directors        --          --          --          (296)         --             (296)
Issuance of 799,448 shares of common
  stock in connection with acquisitions         --         1,613        --          --            --            1,613
Tax benefit related to the exercise of
  stock options                                 --           267        --          --            --              267
Net income                                      --          --         3,835        --            --            3,835
                                            --------    --------    --------    --------      --------       --------

BALANCE, December 31, 1995                      --        15,938       4,336        (331)         --           19,943

Cancellation of Treasury Stock                  --          (331)       --           331          --             --
Issuance of 701,000 shares of common
  stock in connection with acquisitions         --         4,274        --          --            --            4,274
Issuance of 1,968,161 shares of common
  stock in connection with exercise of
  other warrants and stock options              --         7,786        --          --            --            7,786
Acquisition of 7,850 shares of common
  stock through collection of receivables
  from officers/directors                       --          (157)       --          --            --             (157)
Tax benefit related to the exercise of
  stock options                                 --         2,635        --          --            --            2,635
Net income                                      --          --        12,026        --            --           12,026
                                            --------    --------    --------    --------      --------       --------

BALANCE, December 31, 1996                      --        30,145      16,362        --            --           46,507

Issuance of 752,587 shares of common
  stock in connection with acquisitions         --         2,585        --          --            --            2,585
Issuance of 201,100 shares of common
  stock in connection with exercise of
  common stock options                          --           502        --          --            --              502
Tax benefit related to the exercise of
  stock options                                 --         1,188        --          --            --            1,188
Change in unrealized net gains,
  net of applicable taxes                       --          --          --          --             103            103
Net loss                                        --          --        (8,496)       --            --           (8,496)
                                            --------    --------    --------    --------     --------        --------

BALANCE, December 31, 1997                  $   --      $ 34,420    $  7,866    $   --        $    103       $ 42,389
                                            ========    ========    ========    ========      ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(In thousands of dollars)                                           1997         1996         1995
                                                               ---------    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                   $ 911,189    $ 414,256    $ 162,137
Cash paid to suppliers and employees                            (896,812)    (411,438)    (155,066)
Interest received                                                  1,303          833          279
Interest paid                                                     (5,152)      (1,196)         (25)
Income taxes paid, net of refunds                                 (3,315)      (5,772)      (1,046)
                                                               ---------    ---------    ---------

         Net cash provided by (used in) operating activities       7,213       (3,317)       6,279
                                                               ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                (2,499)        (702)        (238)
Business acquisitions                                             (5,024)     (37,251)        (961)
Cash invested in restricted cash and investments                  (7,500)      (8,757)      (1,372)
Issuance of notes receivable and other, net                         --           (189)         386
                                                               ---------    ---------    ---------

         Net cash used in investing activities                   (15,023)     (46,899)      (2,185)
                                                               ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                           6,905       42,800         --
Repayment of long-term debt                                      (49,705)        --           --
Proceeds from issuance of long-term senior notes                  85,000         --           --
Payment of deferred loan costs                                    (3,285)        (515)        --
Proceeds from issuance of common stock                               502        7,786        8,123
Decrease in bank overdraft and other                              (2,477)      (2,904)        (136)
                                                               ---------    ---------    ---------

         Net cash provided by financing activities                36,940       47,167        7,987
                                                               ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents              29,130       (3,049)      12,081

CASH AND CASH  EQUIVALENTS, beginning of year                     10,980       14,029        1,948
                                                               ---------    ---------    ---------

CASH AND CASH  EQUIVALENTS, end of year                        $  40,110    $  10,980    $  14,029
                                                               =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (CONTINUED)


                                                                   1997        1996        1995
                                                               --------    --------    --------

RECONCILIATION  OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)                                              $ (8,496)   $ 12,026    $  3,835
                                                               --------    --------    --------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:
Depreciation and amortization                                     4,617       2,073         426
Miscellaneous non-cash charges                                       58        --          (193)
Increase in accounts receivable, net                            (22,628)    (24,760)     (2,249)
Increase in insurance company receivables                        (1,152)     (5,832)        (86)
Increase in prepaid expenses and deposits                        (3,304)       (736)       (183)
Increase in deferred income taxes, net                           (2,522)       (539)       (256)
Increase in other assets                                           (805)     (2,532)        (17)
Increase in accrued salaries,
      wages and payroll taxes                                    25,677      10,905       1,319
Increase in accrued workers' compensation
      and health insurance                                       17,659       4,464         676
(Decrease) increase in other long-term liabilities                 (136)      1,349         (39)
Increase (decrease) in accounts payable                             285      (2,038)        599
Increase (decrease) in income taxes payable/receivable           (3,612)      1,148       2,043
Increase in other accrued expenses                                1,572       1,155         404
                                                               --------    --------    --------
                                                                 15,709     (15,343)      2,444
                                                               --------    --------    --------

         Net cash provided by (used in) operating activities   $  7,213    $ (3,317)   $  6,279
                                                               ========    ========    ========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the years ended December 31, 1996 and 1995, certain notes receivable from officers/directors were repaid with the Company's common stock owned by these individuals in the amount of $157,000 and $296,000, respectively. There were no activities of this type in 1997.

In connection with business acquisitions during 1997, 1996 and 1995, the Company assumed net liabilities of $.9 million, $5.5 million and $5.4 million and issued $2.6 million, $4.3 million and $1.6 million of common stock, respectively.

  The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Corporation

Employee Solutions, Inc. (together with its subsidiaries, "ESI" or the "Company") is a leading professional employer organization (PEO) providing employers throughout the United States with comprehensive employee payroll, human resources and benefits outsourcing services. The Company's integrated outsourcing services include payroll processing and reporting, human resources administration, employment regulatory compliance management, risk management/workers' compensation services, retirement and health care programs, and other products and services provided directly to worksite employees. At December 31, 1997, ESI serviced approximately 1,700 client companies with approximately 45,200 worksite employees in 47 states.

The   Company   began   in   1995   to   offer   employers    stand-alone   risk
management/workers' compensation services. At December 31, 1997, this program serves approximately 83 additional employers.

The Company conducts its business on a national scale across many industries and is not concentrated to any material extent within a single local market or industry, although the transportation industry, at approximately 33%, represents the largest concentration of clients, including one client that generated approximately 20% of total revenues in 1997.

Principles of Consolidation

The consolidated financial statements include the activities of Employee Solutions, Inc. and its wholly owned subsidiaries from their respective acquisition dates. All acquisitions were accounted for as purchases. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The nature of the Company's business requires significant estimates to be made in the areas of workers' compensation reserves and revenue recognized for retrospectively rated insurance policies. The actual results of these estimates may be unknown for a period of years. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less. All cash equivalents are invested in high quality investment grade instruments, such as commercial paper, at December 31, 1997 and 1996, and are stated at fair market value. Substantially all cash and cash equivalents, including restricted cash and investments, are not insured at December 31, 1997.

Restricted Cash and Investments

Prior to January 1, 1998, the Company was partially self insured for workers' compensation risks. Under such programs, its "fronting" carriers required an estimated $19 million and $11.5 million at December 31, 1997 and 1996, respectively, to be held in a restricted bank account for payment of future claims, and future capitalization of Camelback Insurance, Ltd. (Camelback), the Company's wholly owned off-shore captive insurance company. Such restricted cash and investments have been calculated by the Company's carriers based on estimates of the future growth in the Company's business and ultimate losses on such business. For this purpose, ultimate losses are actuarially determined by the carriers utilizing industry-wide data that may not reflect the Company's historical or expected ultimate losses. Restricted investments consist of U.S. Treasury and other short term corporate debt securities, purchased in accordance with the Company's investment policy guidelines, with varying maturities to coincide with expected liquidity requirements to meet future anticipated claims, and are accounted for in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Investments in Certain Debt and Equity Securities.

At December 31, 1997, the Company maintained approximately $22.6 million of investments in its cash and cash equivalents and restricted cash and investment accounts. These securities are considered available-for-sale and, accordingly, are recorded at market value. Securities with original maturities of 90 days or less consisted of commercial paper and totaled $8.4 million and had estimated unrealized gains of $58,000, resulting in an estimated fair value of $8.5 million at December 31, 1997. Securities with original maturities greater than 90 days consisted of $5.9 million in commercial paper and $8.1 million in U.S. Treasury securities and agencies and had estimated unrealized gains of $114,000, resulting in an estimated fair value of $14.1 million at December 31, 1997.

Insurance Company Receivables

Prior to January 1, 1998, the Company's risk management/workers' compensation services program was conducted via fronting arrangements with insurers. At December 31, 1997 and 1996, the Company had receivables from its fronting companies of $7.1 million and $5.9 million, respectively. Such amounts consist of the difference between cash contractually required to be advanced to the insurance companies for loss funds, administrative fees, excess reinsurance premiums and premium taxes and the Company's estimate of the actual expenses incurred. The amount of the receivable is subject to reconciliation with the insurers upon final audit of the various policy periods.

Accounts Receivable/Revenue Recognition

Revenue is recognized as services are performed. Customers cash payments on stand-alone workers' compensation policies are generally less than the expected annual policy premium, resulting in unbilled revenues. Unbilled revenues become billed upon completion of final policy audits. The following table presents a summary of the Company's accounts receivable.

-------------------------------------------------------------------------------

                                                                   December 31,
(In thousands of dollars)                                 1997            1996
                                                    ----------      ----------

         Trade accounts receivable                  $   23,015      $   17,306
         Unbilled salary
           and wage accruals                            31,513          14,544
         Unbilled stand alone premium revenue              657             618
         Other                                           3,386           3,001
         Allowance for estimated
           uncollectible receivables                    (1,104)           (630)
                                                    ----------      ----------

              Total accounts receivable, net        $   57,467      $   34,839
                                                    ==========      ==========

-------------------------------------------------------------------------------

At December 31, 1997 and 1996, receivables from affiliated parties included in the above totals were $2.9 million and $3.3 million, respectively.

Credit Risk

The Company conducts only a limited credit investigation prior to accepting most new clients and thus may encounter collection problems which could adversely affect its cash flow. The nature of the Company's business is such that a small number of client credit failures could have an adverse effect on its business and financial condition.

Property and Equipment

Property and equipment primarily consists of software purchased and developed for internal use and office furniture and equipment and is recorded at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets which range from three to five years. Maintenance and repairs that neither materially add to the value of the property, nor appreciably prolong its life, are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Property and equipment is net of accumulated depreciation of $861,000 and $440,000 at December 31, 1997 and 1996, respectively.

Goodwill and Other Assets

Included in goodwill and other assets is $64.1 million and $55.8 million at December 31, 1997 and 1996, respectively, representing the unamortized cost of goodwill. Goodwill represents the excess of the purchase price paid over the fair market value of the net assets for all acquired companies. As of December 31, 1997, goodwill of $24.9 million is being amortized over 30 years, $39 million over 15 years and $200,000 over shorter periods. The Company periodically assesses goodwill for impairment using the criteria of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

Goodwill and other assets are net of accumulated amortization of $6.5 million and $2.5 million at December 31, 1997 and 1996, respectively.

Also included in goodwill and other assets at December 31, 1997 and 1996 is $2.9 million representing the net receivable after reserves for stand-alone workers' compensation premium due from one customer for a two-year program ended December 31, 1997. The Company believes this to be collectible and has begun litigation proceedings to collect the outstanding premium.

Bank Overdraft

Bank overdraft represents outstanding checks in excess of cash on hand at the applicable bank. Historically, these checks are covered when presented for payment through collection of accounts receivable.

Accrued Workers' Compensation and Health Insurance

Prior to January 1, 1998, the Company offered partially self-insured health programs through arrangements with Nationwide Life Insurance Company (Nationwide) and John Alden Life Insurance Company (Alden), and a self-insured program through an arrangement with Provident Life & Accident Insurance Company ("Provident"), in addition to its fully insured medical plans. Pursuant to the arrangements with Nationwide and Alden, the Company is responsible for deductibles of $100,000 and $75,000 per covered individual per year, respectively. Under the Provident program the maximum policy coverage is $100,000 per covered individual per year, for which the Company is responsible. Effective January 1, 1997, the deductible for the Nationwide program was decreased to $75,000. The Company's aggregate liability limit under the Nationwide program is based upon covered lives as of the beginning of each month during the calendar year, and is calculated at 125% of the expected claims amount. The Alden plan has no stop-loss claim limit. Effective January 1, 1998, the Nationwide and Alden plans have been discontinued and the covered employees moved to fully insured programs.

Prior  to  June  1,  1994  the  Company  covered  its  risk  management/workers'
compensation obligations with fully insured policies issued by multiple carriers. From June 1, 1994, to May 31, 1995, coverage was provided through policies issued by the American International Group (AIG) and Reliance National Indemnity Company (Reliance). The Company received approval in 1994 to form Camelback. Camelback was activated in May 1995. Effective June 1, 1995, the Company began conducting substantially all of its risk management/workers' compensation program through Camelback in coordination with Reliance. Under these policies, which provide first dollar coverage to the employees of the Company, its subsidiaries and the Company's clients, the Company is responsible for the first $250,000 per occurrence, with no aggregate to limit the Company's liability.

Individual risk management/workers' compensation claims in excess of $250,000 and up to the statutory limits of the states where the Company operates are the responsibility of Reliance. The Company's prior arrangements with AIG were structured in a manner similar to its current arrangements with Reliance. While the retention of the first $250,000 of individual workers' compensation claims and the capital requirements resulting from the establishment of Camelback are intended to enhance profitability, these actions increased the Company's exposure to risk from workers' compensation claims.

To meet growing needs of the Company's business on August 1, 1996 the Company entered into an arrangement with Legion Insurance Company (Legion), on substantially the same terms as the Reliance program except that the Company is responsible for the first $350,000 per occurrence with no aggregate to limit the Company's liability. Loss funds, recorded as restricted cash and investments under the Reliance program, are held by Legion for the Company's benefit and are included in receivables from insurance companies in the amount of $3.6 and $3.1 million at December 31, 1997 and 1996, respectively.

To further reduce its potential liability, the Company has secured Accidental Death and Dismemberment insurance from an insurance affiliate of the Chubb Group of Insurance Companies (Chubb) that covers losses up to $500,000 (increased from $250,000 in July 1996, to obtain a net reduction in excess reinsurance costs) for certain types of serious claims and maintains umbrella coverage for certain liabilities (other than losses resulting from workers' compensation claims) which the Company may incur in connection with its administration of its risk management/workers' compensation program. The Chubb policy was terminated in February 1998 in connection with the Company's decision to obtain a fully insured guaranteed cost program for 1998. Effective January 1, 1998, the Company obtained workers' compensation insurance coverage on a fully-insured, guaranteed cost basis. This guaranteed cost program eliminates ESI's risk retention on workers' compensation claims arising after that date with limited exceptions related to the stand-alone policies expiring throughout 1998 and Ohio self insurance as described below.

Effective July 1, 1997, the Company became self-insured for workers' compensation in the State of Ohio. The Company is responsible for the first $500,000 per occurrence through December 31, 1997. Beginning January 1, 1998, the Company has purchased excess reinsurance for Ohio claims, limiting such claims to $50,000 per occurrence with an aggregate liability limitation based on a percentage of Ohio manual premium.

The Company recognizes a liability for partially self-insured and self-insured health insurance and workers' compensation insurance claims at the time a claim is reported to the Company by the third party administrator. The third party administrator establishes the initial claim reserve based on information relating to the nature, severity and the cost of similar claims. The Company provides for claims incurred, but not reported, based on industry-wide data and the Company's past claims experience through consultation with third party actuaries. The liability recorded may be more or less than the actual amount of the claims when they are submitted and paid. Changes in the liability are charged or credited to operations as the estimates are revised. During the fourth quarter of 1997, significant changes in estimates were made to the estimated workers' compensation liabilities in connection with a change in the business strategy and, accordingly, a charge of $6.0 million was recorded.

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

Net Income Per Common and Common Equivalent Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share. The earnings per share amounts for 1996 and 1995 have been restated to conform to the 1997 presentation as required by SFAS No. 128. The computation of adjusted net income and weighted average common and common equivalent shares used in the calculation of net income per common share is as follows:


--------------------------------------------------------------------------------

(In thousands of dollars, except share and per share data)

                                                     1997                           1996                          1995
                             ----------------------------    ---------------------------   ---------------------------

                                    Basic         Diluted           Basic        Diluted          Basic        Diluted
                             ----------------------------    ---------------------------   ---------------------------
Weighted average of
common shares outstanding      31,193,367      31,193,367      30,224,357     30,224,357     22,391,616     22,391,616

Dilutive effect of options
and warrants outstanding             --              --              --        1,943,420           --        1,115,166
                             ------------    ------------    ------------   ------------   ------------   ------------

Weighted average of
Common and common
Equivalent shares              31,193,367      31,193,367      30,224,357     32,167,777     22,391,616     23,506,782
                             ============    ============    ============   ============   ============   ============

Net income (loss)            $     (8,496)   $     (8,496)   $     12,026   $     12,026   $      3,835   $      3,835

Adjustments to net income            --              --              --             --             --             (135)
                             ------------    ------------    ------------   ------------   ------------   ------------

Adjusted net income for
purposes of the income per
common share calculation     $     (8,496)   $     (8,496)   $     12,026   $     12,026   $      3,835   $      3,700
                             ============    ============    ============   ============   ============   ============

Net income per common and
common equivalent share      $      (0.27)   $      (0.27)   $       0.40   $       0.37   $       0.17   $       0.16
                             ============    ============    ============   ============   ============   ============

--------------------------------------------------------------------------------

Adjustments to 1995 net income in the calculation of diluted earnings per share reflect the amortization of contingent goodwill related to the acquisitions of Employment Services of Michigan, Inc. and Hazar, Inc. (see Note 8).

The calculation of weighted average common and common equivalent shares for purposes of calculating the 1997 diluted earnings per share, excludes approximately 1,951,049 weighted average shares of options, warrants, and contingently issuable shares computed under the treasury stock method, as their effects would be anti-dilutive.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

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

The following table presents a summary of the Company's financial instruments, as defined by SFAS 107:

----------------------------------------------------------------------------------------------

                                                                                  December 31,
                                            --------------------------------------------------

(In thousands of dollars)                                     1997                        1996
                                            ----------------------      ----------------------

                                            Carrying     Estimated      Carrying     Estimated
                                              amount    fair value        amount    fair value
                                            --------    ----------      --------    ----------
Financial Assets
Cash and cash equivalents                    $40,110       $40,110       $10,980       $10,980
Restricted cash and investments               19,000        19,000        11,500        11,500
Other financial assets, primarily
accounts receivable                           67,550        67,550        43,696        43,696

Financial Liabilities

Bank overdraft                                  --            --           2,477         2,477
Long-term debt                                85,000        82,025        42,800        42,800
Other financial liabilities, primarily
accrued liabilities                           79,311        79,311        33,354        33,354

----------------------------------------------------------------------------------------------

Financial instruments other than long-term debt approximate fair value because of their short-term duration. In 1996, long-term debt approximates fair value because of the variable interest rate.


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

(3)   LEASE COMMITMENTS:

The Company leases office space under non-cancelable operating lease agreements. Future minimum lease payments due under such agreements are as follows:

--------------------------------------------------------------------------------

(In thousands of dollars)
                                             Years Ending
                                              December 31,                Amount
                                     --------------------              ---------
                                                     1998              $   1,845
                                                     1999                  1,624
                                                     2000                  1,507
                                                     2001                  1,466
                                                     2002                  1,436
                                     Greater than 5 years                  1,800
                                                                       ---------

                                                    Total              $   9,678
                                                                       =========

--------------------------------------------------------------------------------

Rental expense under all leases was $1.9 million, $734,000, and $162,000 in 1997, 1996 and 1995, respectively.

(4)   INCOME TAXES:

The components of the provision for income taxes for the years ended December 31, 1997, 1996 and 1995 were as follows:

--------------------------------------------------------------------------------

(In thousands of dollars)                    1997           1996           1995
                                          -------        -------        -------

     Current                              $  (297)       $ 6,935        $ 3,102
     Deferred                              (2,522)          (554)          (256)
                                          -------        -------        -------

     Income tax provision (benefit)       $(2,819)       $ 6,381        $ 2,846
                                          =======        =======        =======

--------------------------------------------------------------------------------


Income tax expense differs from the amount computed using the statutory federal income tax rate due to the following:

--------------------------------------------------------------------------------

(In thousands of dollars)                             1997         1996         1995
                                                   -------      -------      -------

Income tax expense (benefit) at statutory rate     $(3,847)     $ 6,442      $ 2,272
Non-deductible goodwill amortization                   271          197           73
Non-deductible per diem and other expenses             336           41           85
State taxes, net of federal benefit                    451          179          429
Change in estimate related to 1995 state taxes        --           (430)        --
Other                                                  (30)         (48)         (13)
                                                   -------      -------      -------

Income tax provision (benefit)                     $(2,819)     $ 6,381      $ 2,846
                                                   =======      =======      =======

--------------------------------------------------------------------------------


Deferred tax assets and liabilities are comprised of the following temporary differences at December 31:

--------------------------------------------------------------------------------

                                                       1997                           1996
                                    -----------------------        -----------------------
                                                  Long-term                      Long-term
                                    Current          Assets        Current          Assets
(In thousands of dollars)            Assets   (Liabilities)         Assets   (Liabilities)
                                    -------   -------------        -------   -------------
Depreciation and amortization       $  --           $  (517)       $  --           $  (111)
Reserves not deductible
    for tax purposes                  4,138             485          1,130             539
Other, net                             --              --               26            --
                                    -------         -------        -------         -------

                                    $ 4,138         $   (32)       $ 1,156         $   428
                                    =======         =======        =======         =======


--------------------------------------------------------------------------------

(5)   LONG-TERM DEBT:

On August 1, 1996, the Company entered into a three year $35 million revolving credit facility (Prior Credit Facility) for acquisition financing, working capital and other general corporate purposes. The line was expanded to $45 million on October 15, 1996 and to $60 million on February 19, 1997. Total costs incurred in obtaining this facility and the expansions were approximately $676,000.

Since the Company obtained its Prior Credit Facility in August 1996, the $49.7 million drawn under the line at October 21, 1997 had been used primarily for acquisition financing including $24.0 million for the acquisition of Leaseway, $9.4 million for the acquisition of McClary-Trapp, $3.0 million for CMGR, $.9 million for ETIC and approximately $10.0 million to finance accounts receivable on such acquisitions. The Company repaid the outstanding indebtedness under the Prior Credit Facility from the net proceeds of a note offering (see below) and replaced the facility with the Amended Credit Facility. See "Amended Credit Facility" below. Unamortized deferred financing costs of $252,000 were written-off in connection with the repayment of the Prior Credit Facility.

Amended Credit Facility

In connection with the Offering, the Company entered into the Amended Credit Facility which provided for a revolving line of credit of $20.0 million, including letters of credit drawn thereunder. The Amended Credit Facility includes various borrowing rate options including borrowing rates at the prime rate or 175 basis points over London Interbank Offered Rate (LIBOR). The Company will pay a commitment fee of 25 basis points on the unused portion of the line and letter of credit fees of 75 to 175 basis points per annum. The Amended Credit Facility will mature on August 1, 1999. The principal loan covenants in the Amended Credit Facility are as follows: current ratio of at least 1.3 to 1; minimum net worth of at least $45 million as of June 30, 1997, adjusted by 75% of net income and other factors each and every fiscal quarter thereafter; senior debt to earnings before income taxes, interest expense and depreciation and amortization (EBITDA), as defined therein for the preceding four quarters of not more than 2.0 to 1 as of the end of each calendar quarter and maximum debt to EBITDA as reduced by a portion of available cash of 4.0 to 1. The Amended Credit Facility includes certain other customary covenants and is secured by substantially all of the Company's assets. Currently, the Company is not entitled to additional borrowings under the Amended Credit Facility.

Note Offering

On October 21, 1997, the Company issued $85 million of 10% Senior Notes due 2004 (the Notes) in an Offering (the Offering) effected under Rule 144A of the Securities Act of 1933 as amended (Securities Act). Interest under the Notes is payable semi-annually commencing April 15, 1998, and the Notes are not callable until October 2001 subject to the terms of the Indenture under which the Notes were issued. (The Company incurred expenses related to the offering of approximately $3.3 million, which is included in other assets, and will amortize such costs over the life of the Notes.) The Company has agreed to file a registration statement under the Securities Act, relating to an exchange offer for these Notes. Since this registration was not declared effective prior to the 120th day after the issue date of October 21, 1997, the interest rate increased by .5%. It can be further increased by an additional 1.5% up to a maximum of 12% per annum of the principal amount of such Notes if the exchange offer is not completed. In connection with the issuance of the Notes, the Company modified its revolving credit facility whereby the total commitment was reduced to $20 million. The Notes contain certain covenants which limit the Company's ability to incur any future indebtedness.


The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned current and future subsidiaries. The Company's wholly-owned insurance subsidiary, which is a non-guarantor subsidiary, is subject to certain statutory and contractual restrictions which, limit its ability to pay dividends or make loans to the Company or other subsidiaries. The financial statements presented below include the separate or combined financial position for the years ended December 31, 1997 and 1996, and the results of operations and cash flows for each of the three years in the period ended December 31, 1997, of Employee Solutions, Inc. (Parent), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors).

BALANCE  SHEETS
-----------------------------------------------------------------------------------------------------------------

                                                                             For the Year Ended December 31, 1997
-----------------------------------------------------------------------------------------------------------------
                                                                              Non-
(Dollars in thousands)                           Parent   Guarantors    Guarantors    Eliminating    Consolidated
                                               --------   ----------    ----------    -----------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                      $ 22,692     $ 11,848      $  5,570       $   --          $ 40,110
Restricted cash and
    investments                                    --           --          19,000           --            19,000
Accounts receivable, net                         20,822       34,360         2,285           --            57,467
Receivable from insurance
    companies                                      --          5,430         1,640           --             7,070
Prepaid expenses and deposits                     2,822        1,465           275           --             4,562
Income taxes receivable                           4,080         --            --             --             4,080
Deferred income taxes                             4,138         --            --             --             4,138
Due from affiliates                              30,346       (1,122)       12,855        (42,079)           --
                                               --------     --------      --------       --------        --------
        Total current                            84,900       51,981        41,625        (42,079)        136,427

Property and equipment, net                       2,857          276            26           --             3,159
Deferred income taxes                               485         --            --             --               485
Goodwill and other assets, net                   32,105       34,625           416           --            67,146
Investment in subsidiaries                       46,477         --            --          (46,477)           --
                                               --------     --------      --------       --------        --------
        Total assets                           $166,824     $ 86,882      $ 42,067       $(88,556)       $207,217
                                               ========     ========      ========       ========        ========

LIABILITIES
CURRENT LIABILITIES:
Bank overdraft                                 $   --       $   --        $   --         $   --          $   --
Accrued salaries, wages and
    payroll taxes                                20,253       21,422         1,588           --            43,263
Accounts payable                                  1,082        2,318           963           --             4,363
Accrued workers' compensation
    and benefits                                  1,612        2,211        20,763           --            24,586
Other accrued expenses                            2,612        2,541           733           --             5,886
Due to affiliates                                13,359       22,243         6,477        (42,079)           --
                                               --------     --------      --------       --------        --------
        Total current liabilities                38,918       50,735        30,524        (42,079)         78,098
                                               --------     --------      --------       --------        --------

Deferred income taxes                               517         --            --             --               517
                                               --------     --------      --------       --------        --------
Long-term debt                                   85,000         --            --             --            85,000
                                               --------     --------      --------       --------        --------
Other long-term liabilities                        --          1,213          --             --             1,213
                                               --------     --------      --------       --------        --------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock                --           --            --             --              --
Common stock, no par value                       34,420        2,622           771         (3,393)         34,420
Additional paid in capital                         --         26,342            50        (26,392)           --
Retained earnings                                 7,866        5,970        10,722        (16,692)          7,866
Unrealized gain on
    investment securities                           103         --            --             --               103
                                               --------     --------      --------       --------        --------

Total stockholders' equity                       42,389       34,934        11,543        (46,477)         42,389
                                               --------     --------      --------       --------        --------
Total liabilities and stockholders' equity     $166,824     $ 86,882      $ 42,067       $(88,556)       $207,217
                                               ========     ========      ========       ========        ========
-----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------

                                                                            For the Year Ended December 31, 1996
----------------------------------------------------------------------------------------------------------------
                                                                             Non-
(Dollars in thousands)                           Parent   Guarantors   Guarantors    Eliminating    Consolidated
                                               --------   ----------   ----------    -----------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                      $  2,435     $  6,747     $  1,798       $   --          $ 10,980
Restricted cash and
    investments                                    --           --         11,500           --            11,500
Accounts receivable, net                         10,912       23,585          342           --            34,839
Receivable from insurance
    companies                                      --          3,157        2,761           --             5,918
Prepaid expenses and deposits                       743          394          121           --             1,258
Deferred income taxes                             1,156         --           --             --             1,156
Due from affiliates                              30,279        3,680       12,900        (46,859)           --
                                               --------     --------     --------       --------        --------
        Total current                            45,525       37,563       29,422        (46,859)         65,651

Property and equipment, net                         731          317           36           --             1,084
Deferred income taxes                               539         --           --             --               539
Goodwill and other assets, net                   17,546       40,870          279           --            58,695
Investment in subsidiaries                       39,113         --           --          (39,113)           --
                                               --------     --------     --------       --------        --------
        Total assets                           $103,454     $ 78,750     $ 29,737       $(85,972)       $125,969
                                               ========     ========     ========       ========        ========

LIABILITIES
CURRENT LIABILITIES:
Bank overdraft                                 $   --       $  2,477     $   --         $   --          $  2,477
Accrued salaries, wages and
    payroll taxes                                 9,890        7,180          516           --            17,586
Accounts payable                                    189        3,285          604           --             4,078
Accrued workers' compensation
    and benefits                                    232        2,219        4,476           --             6,927
Income taxes payable                                720         --           --             --               720
Other accrued expenses                            1,313        2,069           32           --             3,414
Due to affiliates                                 1,692       31,909       13,258        (46,859)           --
                                               --------     --------     --------       --------        --------
        Total current liabilities                14,036       49,139       18,886        (46,859)         35,202
                                               --------     --------     --------       --------        --------

Deferred income taxes                               111         --           --             --               111
                                               --------     --------     --------       --------        --------
Long-term debt                                   42,800         --           --             --            42,800
                                               --------     --------     --------       --------        --------
Other long-term liabilities                        --          1,349         --             --             1,349
                                               --------     --------     --------       --------        --------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock                --           --           --             --              --
Common stock, no par value                       30,145           22          771           (793)         30,145
Additional paid in capital                         --         26,175         --          (26,175)           --
Retained earnings                                16,362        2,065       10,080        (12,145)         16,362
                                               --------     --------     --------       --------        --------

Total stockholders' equity                       46,507       28,262       10,851        (39,113)         46,507
                                               --------     --------     --------       --------        --------
Total liabilities and stockholders' equity     $103,454     $ 78,750     $ 29,737       $(85,972)       $125,969
                                               ========     ========     ========       ========        ========

----------------------------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------------------------------

                                                                    For the Year Ended December 31, 1997
--------------------------------------------------------------------------------------------------------
                                                                      Non-
(Dollars in thousands)                Parent     Guarantors     Guarantors    Eliminating   Consolidated
                                   ---------     ----------     ----------    -----------   ------------
Revenues                           $ 465,847      $ 426,058      $  74,815      $ (32,903)     $ 933,817
                                   ---------      ---------      ---------      ---------      ---------

Cost of revenues:
Salaries and wages of
    worksite employees               404,316        351,899         36,591        (27,759)       765,047
Healthcare and workers'
    compensation                      15,134         26,216         34,245           --           75,595
Payroll and employment taxes          32,814         26,741          3,058           --           62,613
                                   ---------      ---------      ---------      ---------      ---------

    Cost of revenues                 452,264        404,856         73,894        (27,759)       903,255
                                   ---------      ---------      ---------      ---------      ---------

    Gross profit                      13,583         21,202            921         (5,144)        30,562

Selling, general and
    administrative expenses           22,347         10,577            487           --           33,411
Intercompany selling, general
    and administrative expense           770          3,778            596         (5,144)          --
Depreciation and amortization          2,863          1,722             32           --            4,617
                                   ---------      ---------      ---------      ---------      ---------

Income (loss) from operations        (12,397)         5,125           (194)          --           (7,466)

Other income (expense):
Interest income                          320             90            893           --            1,303
Interest expense and other            (5,320)           (14)           182           --           (5,152)
                                   ---------      ---------      ---------      ---------      ---------

Income (loss) before provision
    for income taxes                 (17,397)         5,201            881           --          (11,315)

Income tax provision (benefit)        (4,354)         1,295            240           --           (2,819)
                                   ---------      ---------      ---------      ---------      ---------

                                     (13,043)         3,906            641           --           (8,496)
Income from wholly-owned
    subsidiaries                       4,547           --             --           (4,547)          --
                                   ---------      ---------      ---------      ---------      ---------

Net income (loss)                  $  (8,496)     $   3,906      $     641      $  (4,547)     $  (8,496)
                                   =========      =========      =========      =========      =========

--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------

                                                                    For the Year Ended December 31, 1996
--------------------------------------------------------------------------------------------------------
                                                                      Non-
(Dollars in thousands)                Parent     Guarantors     Guarantors    Eliminating   Consolidated
                                   ---------     ----------     ----------    -----------   ------------
Revenues                           $ 128,185      $ 293,874      $  36,313      $ (19,356)     $ 439,016
                                   ---------      ---------      ---------      ---------      ---------

Cost of revenues:
Salaries and wages of
    worksite employees               103,873        230,469          7,646           --          341,988
Healthcare and workers'
    compensation                       4,751         29,585         12,768        (16,870)        30,234
Payroll and employment taxes           8,146         19,721            773           --           28,640
                                   ---------      ---------      ---------      ---------      ---------

    Cost of revenues                 116,770        279,775         21,187        (16,870)       400,862
                                   ---------      ---------      ---------      ---------      ---------

    Gross profit                      11,415         14,099         15,126         (2,486)        38,154

Selling, general and
    administrative expenses            7,963          8,876            471           --           17,310
Intercompany selling, general
    and administrative expense           811          1,486            189         (2,486)          --
Depreciation and amortization            983          1,074             16           --            2,073
                                   ---------      ---------      ---------      ---------      ---------

Income (loss) from operations          1,658          2,663         14,450           --           18,771

Other income (expense):
Interest income                          227             92            514           --              833
Interest expense and other            (1,185)           (11)            (1)          --           (1,197)
                                   ---------      ---------      ---------      ---------      ---------

Income (loss) before provision
    for income taxes                     700          2,744         14,963           --           18,407

Income tax (provision) benefit          (506)         1,067          5,820           --            6,381
                                   ---------      ---------      ---------      ---------      ---------

                                       1,206          1,677          9,143           --           12,026
Income from wholly-owned
    subsidiaries                      10,820           --             --          (10,820)          --
                                   ---------      ---------      ---------      ---------      ---------

Net income (loss)                  $  12,026      $   1,677      $   9,143      $ (10,820)     $  12,026
                                   =========      =========      =========      =========      =========

--------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------

                                                                  For the Year Ended December 31, 1995
------------------------------------------------------------------------------------------------------
                                                                     Non-
(Dollars in thousands)                Parent     Guarantors    Guarantors   Eliminating   Consolidated
                                   ---------     ----------    ----------   -----------   ------------
Revenues                           $ 108,324      $  57,099     $   5,127     $  (6,095)     $ 164,455
                                   ---------      ---------     ---------     ---------      ---------

Cost of revenues                      99,109         53,439         3,464        (5,337)       150,675
                                   ---------      ---------     ---------     ---------      ---------

    Gross profit                       9,215          3,660         1,663          (758)        13,780

Selling, general and
    administrative expenses            4,769          3,125            70          (781)         7,183
Depreciation and amortization            338             88          --            --              426
                                   ---------      ---------     ---------     ---------      ---------

Income (loss) from operations          4,108            447         1,593            23          6,171

Other income (expense):
Interest income                          205             19            95           (23)           296
Interest expense and other               (19)           233          --            --              214
                                   ---------      ---------     ---------     ---------      ---------

Income (loss) before provision
    for income taxes                   4,294            699         1,688          --            6,681

Income tax (provision)                 1,784            311           751          --            2,846
                                   ---------      ---------     ---------     ---------      ---------

                                       2,510            388           937          --            3,835
Income from wholly-owned
    subsidiaries                       1,325           --            --          (1,325)          --
                                   ---------      ---------     ---------     ---------      ---------

Net income (loss)                  $   3,835      $     388     $     937     $  (1,325)     $   3,835
                                   =========      =========     =========     =========      =========

------------------------------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------

                                                                              For the Year Ended December 31, 1997
------------------------------------------------------------------------------------------------------------------
                                                                                Non-
(Dollars in thousands)                            Parent    Guarantors    Guarantors   Eliminating    Consolidated
                                                --------    ----------    ----------   -----------    ------------
RECONCILIATION OF NET INCOME
    TO NET CASH PROVIDED BY (USED
    IN) OPERATING ACTIVITIES:
Net income (loss)                               $ (8,496)        3,906           641        (4,547)         (8,496)
                                                --------      --------      --------      --------        --------

ADJUSTMENTS TO RECONCILE
    NET INCOME TO NET CASH
    PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:
Depreciation and amortization                      2,863         1,722            32          --             4,617
Increase in accounts receivable,  net             (9,910)      (10,775)       (1,943)         --           (22,628)
(Increase) decrease in insurance
    company receivable                              --          (2,273)        1,121          --            (1,152)
Increase in prepaid expenses and deposits         (2,021)       (1,071)         (154)         --            (3,246)
Increase in deferred income taxes, net            (2,522)         --            --            --            (2,522)
(Increase) Decrease in other assets               (1,023)          324          (106)         --              (805)
(Decrease) increase from inter-
    company transactions                            (733)        2,870        (6,684)        4,547            --
Increase in accrued salaries,
    wages, and payroll taxes                      10,363        14,242         1,072          --            25,677
Increase (decrease) in accrued workers'
    compensation and health insurance              1,381            (8)       16,286          --            17,659
Increase in other long-term liabilities             --            (136)         --            --              (136)
Increase (decrease) in accounts payable              893          (967)          359          --               285
Decrease in income taxes payable/receivable       (3,612)         --            --            --            (3,612)
Increase in other accrued expenses                   399           472           701          --             1,572
                                                --------      --------      --------      --------        --------
                                                  (3,922)        4,400        10,684         4,547          15,709
                                                --------      --------      --------      --------        --------
        Net cash provided by (used in)
           operating activities                  (12,418)        8,306        11,325          --             7,213
                                                --------      --------      --------      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                (2,446)          (53)         --            --            (2,499)
Business acquisitions                             (4,296)         (675)          (53)         --            (5,024)
Cash invested in restricted cash
    and  investments                                --            --          (7,500)         --            (7,500)
                                                --------      --------      --------      --------        --------
        Net cash used in investing
           activities                             (6,742)         (728)       (7,553)         --           (15,023)
                                                --------      --------      --------      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net     42,200          --            --            --            42,200
Proceeds from issuance of common stock               502          --            --            --               502
Disbursements for deferred loan
    costs                                         (3,285)         --            --            --            (3,285)
Decrease in bank overdraft and other                --          (2,477)         --            --            (2,477)
                                                --------      --------      --------      --------        --------
        Net cash provided by (used
           in) financing activities               39,417        (2,477)         --            --            36,940
                                                --------      --------      --------      --------        --------
Net increase in cash and cash
    equivalents                                   20,257         5,101         3,772          --            29,130
CASH AND CASH EQUIVALENTS,
    beginning of period                            2,435         6,747         1,798          --            10,980
                                                --------      --------      --------      --------        --------
CASH AND CASH EQUIVALENTS,
    end of period                               $ 22,692      $ 11,848      $  5,570      $   --          $ 40,110
                                                ========      ========      ========      ========        ========

-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------

                                                                               For the Year Ended December 31, 1996
-------------------------------------------------------------------------------------------------------------------
                                                                                  Non-
(Dollars in thousands)                              Parent    Guarantors    Guarantors   Eliminating   Consolidated
                                                  --------    ----------    ----------   -----------   ------------
RECONCILIATION OF NET INCOME
    TO NET CASH (USED IN) PROVIDED
    BY OPERATING ACTIVITIES:
Net income (loss)                                 $ 12,026      $  1,677      $  9,143      $(10,820)      $ 12,026
                                                  --------      --------      --------      --------       --------

ADJUSTMENTS TO RECONCILE
    NET INCOME TO NET CASH
    (USED IN) PROVIDED BY
    OPERATING ACTIVITIES:
Depreciation and amortization                          983         1,074            16          --            2,073
Increase in accounts receivable,  net               (5,464)      (18,963)         (333)         --          (24,760)
Decrease (increase)  in insurance
    company receivable                                  86        (3,157)       (2,761)         --           (5,832)
Increase in prepaid expenses and deposits             (486)         (129)         (121)         --             (736)
(Increase) decrease in deferred
    income tax asset, net                           (1,299)          760          --            --             (539)
Increase in other assets                              --          (2,253)         (279)         --           (2,532)
(Decrease) increase from inter-
    company transactions                           (62,735)       52,846          (931)       10,820           --
Increase in accrued salaries,
    wages, and payroll taxes                         6,724         3,665           516          --           10,905
(Decrease) increase in accrued workers'
    compensation and health insurance                  (50)        1,090         3,424          --            4,464
Increase in other long term liabilities               --           1,349          --            --            1,349
Increase (decrease) in accounts payable               (406)       (1,753)          121          --           (2,038)
Increase in income taxes payable                     1,148          --            --            --            1,148
(Decrease) increase in other accrued expenses          (65)        1,188            32          --            1,155
                                                  --------      --------      --------      --------       --------

                                                   (61,564)       35,717          (316)       10,820        (15,343)
                                                  --------      --------      --------      --------       --------
        Net cash (used in)  provided by
           operating activities                    (49,538)       37,394         8,827          --           (3,317)
                                                  --------      --------      --------      --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                    (573)          (92)          (37)         --             (702)
Business acquisitions                              (10,225)      (27,026)         --            --          (37,251)
Cash invested in restricted cash
    and  investments                                  --            --          (8,757)         --           (8,757)
Issuance of notes receivable, and other, net          --            (189)         --            --             (189)
                                                  --------      --------      --------      --------       --------
        Net cash used in investing
           activities                              (10,798)      (27,307)       (8,794)         --          (46,899)
                                                  --------      --------      --------      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt            42,800          --            --            --           42,800
Proceeds from issuance of common stock               7,786          --            --            --            7,786
Decrease in bank overdraft and other                  --          (3,419)         --            --           (3,419)
                                                  --------      --------      --------      --------       --------
        Net cash provided by (used
           in) financing activities                 50,586        (3,419)         --            --           47,167
                                                  --------      --------      --------      --------       --------
Net (decrease) increase in cash and cash
    equivalents                                     (9,750)        6,668            33          --           (3,049)
CASH AND CASH EQUIVALENTS,
    beginning of period                             12,185            79         1,765          --           14,029
                                                  --------      --------      --------      --------       --------
CASH AND CASH EQUIVALENTS,
    end of period                                 $  2,435      $  6,747      $  1,798      $   --         $ 10,980
                                                  ========      ========      ========      ========       ========

-------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------

                                                                              For the Year Ended December 31, 1995
------------------------------------------------------------------------------------------------------------------
                                                                                 Non-
(Dollars in thousands)                             Parent    Guarantors    Guarantors   Eliminating   Consolidated
                                                 --------    ----------    ----------   -----------   ------------
RECONCILIATION OF NET INCOME
    TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:
Net income (loss)                                $  3,835      $    388      $    937      $ (1,325)      $  3,835
                                                 --------      --------      --------      --------       --------

ADJUSTMENTS TO RECONCILE
    NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization                         338            88          --            --              426
(Increase) decrease in
    accounts receivable,  net                      (3,415)        1,089            (9)         --           (2,335)
Increase in prepaid expenses and deposits            (253)         (123)         --            --             (376)
Increase in deferred income tax asset, net           (256)         --            --            --             (256)
Decrease (increase) in other assets                   366          (383)         --            --              (17)
(Decrease) increase from inter-
    company transactions                           (2,657)         (597)        1,929         1,325           --
Increase (decrease) in accrued salaries,
    wages, and payroll taxes                        1,405           (86)         --            --            1,319
(Decrease) increase  in accrued workers'
    compensation and health insurance                  (5)         (371)        1,052          --              676
Decrease in other long term liabilities              --             (39)         --            --              (39)
Increase in accounts payable                           18           104           477          --              599
Increase (decrease) in income taxes payable         2,056           (13)         --            --            2,043
Increase in other accrued expenses                    169           235          --            --              404
                                                 --------      --------      --------      --------       --------

                                                   (2,234)          (96)        3,449         1,325          2,444
                                                 --------      --------      --------      --------       --------
        Net cash provided by
           operating activities                     1,601           292         4,386          --            6,279
                                                 --------      --------      --------      --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                   (152)          (86)         --            --             (238)
Business acquisitions                                (961)         --            --            --             (961)
Cash invested in restricted cash
    and  investments                                1,361             9        (2,742)         --           (1,372)
Issuance of notes receivable, and other, net          386          --            --            --              386
                                                 --------      --------      --------      --------       --------

        Net cash provided by used in
           investing activities                       634           (77)       (2,742)         --           (2,185)
                                                 --------      --------      --------      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock              8,002          --             121          --            8,123
Decrease in bank overdraft and other                 --            (136)         --            --             (136)
                                                 --------      --------      --------      --------       --------
        Net cash provided by (used
           in) financing activities                 8,002          (136)          121          --            7,987
                                                 --------      --------      --------      --------       --------
Net increase (decrease) in cash and cash
    equivalents                                    10,237            79         1,765          --           12,081
CASH AND CASH EQUIVALENTS
    beginning of period                             1,948          --            --            --            1,948
                                                 --------      --------      --------      --------       --------
CASH AND CASH EQUIVALENTS
    end of period                                $ 12,185      $     79      $  1,765      $   --         $ 14,029
                                                 ========      ========      ========      ========       ========

------------------------------------------------------------------------------------------------------------------

(7)  STOCKHOLDERS' EQUITY:

Shareholders Rights Plan

On February 9, 1998, the Company's Board of Directors adopted a shareholders rights plan. Initially, the rights are attached to the Company's common stock and are not exercisable. They become detached from the common stock and become immediately exercisable after any person or group becomes the beneficial owner of 15 percent or more of the Company's common stock or 10 days after any person or group announces a tender or exchange offer that would result in that same beneficial ownership level, subject to certain exceptions.

If a buyer becomes a 15 percent owner in the Company, all rights holders, except the buyer and certain related persons, will be entitled to purchase Series A Junior Participating Preferred Stock in the Company at a price discounted from the then market price. In addition, if the Company is acquired in a merger after such an acquisition, all rights holders, except the buyer and certain related persons, will also be entitled to purchase stock in the buyer at a discount in accordance with the plan.

The distribution of rights was made to common stockholders of record on February 20, 1998, and shares of common stock issued after that date also carry rights until they become detached from the common stock. The rights will expire on February 19, 2008. The Company may redeem the rights for $0.001 each at any time before a buyer acquires a 15 percent position in the Company, and under certain other circumstances.

Warrants

Warrant activity in 1995, 1996 and 1997 was as follows:

--------------------------------------------------------------------------------

                                                                  Weighted-
                                                                    average
                                                       Number      Exercise
                                                  of Warrants         Price
                                                  -----------     ---------

      Outstanding at December 31, 1995              2,936,000      $   2.32

                    Exercised                      (2,816,000)         2.33
                                                   ----------

      Outstanding at December 31, 1996                120,000          1.88
                                                   ==========

      Outstanding at December 31, 1997                120,000          1.88
                                                   ==========

--------------------------------------------------------------------------------

All warrants outstanding at the respective year-ends were exercisable. The remaining outstanding warrants expire on January 2, 1999.

Stock Option Plans

The Company has a 1993 Stock Option Plan and a 1995 Stock Option Plan. The plans are administered by the Compensation Committee of the Company's Board of Directors, and certain employees are eligible to participate in the plans and receive incentive stock options and/or non-qualified options. In addition, all consultants are eligible to participate in the plans and receive non-qualified options. Options granted may be either "incentive stock options," within the meaning of Section 422A of the Internal Revenue Code, or nonqualified stock options.

The total number of options made available and reserved for issuance under the 1993 and 1995 Plans are 1,200,000 and 3,500,000, respectively. The Company has granted options on 1,106,659 shares and 3,261,159 shares under the 1993 and 1995 plans, respectively, through December 31, 1997. Under both plans the option exercise price equals the stock's market price on the date of grant. No compensation expense was recorded for the stock options under the 1993 or 1995 Plans in the accompanying financial statements as the Company has elected to retain the accounting prescribed under Accounting Principles Board Opinion No. 25 (APB 25). Employee stock options generally become fully exercisable over three years from the grant date and generally have terms from five to ten years. Upon termination of employment, the option exercise period is reduced or the options are canceled.

The following table is a summary of the Company's 1993 and 1995 Stock Option Plan activity and related information for the three years ended December 31, 1997:

--------------------------------------------------------------------------------
                                                                  Weighted-
                                                                    average
                                                      Number       Exercise
                                                  of Options          Price
                                                  ----------      ---------

        Outstanding at December 31, 1994             930,000      $    1.61

             Granted                               2,405,000           2.74
             Exercised                              (213,308)           .84
             Canceled                               (400,004)          2.35
                                                   ---------

        Outstanding at December 31, 1995           2,721,688           2.56

             Granted                                 982,579          15.38
             Exercised                              (560,161)          2.22
             Canceled                                (30,336)         10.07
                                                   ---------

        Outstanding at December 31, 1996           3,113,770           6.59

             Granted                               1,070,157           6.08
             Exercised                              (201,100)          2.50
             Canceled                               (589,578)         15.32
                                                   ---------

        Outstanding at December 31, 1997           3,393,249           5.16
                                                   =========

         Exercisable options as of:
              December 31, 1995                      859,160
              December 31, 1996                      791,843
              December 31, 1997                    1,204,088

         Available for future grants
           at December 31, 1997                      332,182

--------------------------------------------------------------------------------

The following table is a summary of selected information for the Company's compensatory stock option plans:

-----------------------------------------------------------------------------------------

December 31, 1997
                                    Weighted-
                                      average                                   Weighted-
                                    Remaining                                     average
                                  Contractual                                    Exercise
                              Life (yrs.mths)                Number                 Price
                              ---------------             ---------         -------------

RANGE OF EXERCISE PRICES
1993 Stock Option Plan
$1.24 - $3.31
Options outstanding                       2.0               379,082         $        2.29
Options exercisable                                         325,748                  2.12

$7.56
Options outstanding                       2.1                40,000         $        7.56
Options exercisable                                          26,666                  7.56

1995 Stock Option Plan
$2.13 - $5.16
Options outstanding                       4.5             1,538,674                  2.69
Options exercisable                                         686,339                  2.83

$5.41 - $6.94
Options outstanding                       9.6               964,493                  5.54
Options exercisable                                              --                    --

$10.50 - $21.88
Options outstanding                       3.9               471,000                 14.56
Options exercisable                                         165,335                 13.71

-----------------------------------------------------------------------------------------

The weighted average fair value of options granted under the 1993 and 1995 Stock Option Plans was $4.46 and $6.10, and $1.07 for 1997, 1996 and 1995,
respectively.

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

-----------------------------------------------------------------------------------------------------

(In thousands of dollars, except per share data)                              Year ended December 31,
                                                           ------------------------------------------

                                                                1997           1996              1995
                                                           ---------       --------         ---------
         Net income (loss):
              As reported                                  $  (8,496)      $ 12,026         $ 3,835
              Pro forma                                      (10,569)        13,233           3,256

         Basic earnings (loss) per share:
              As reported                                      (.27)            .40             .17
              Pro forma                                        (.34)            .44             .15

         Diluted earnings (loss) per share:
              As reported                                      (.27)            .37             .16
              Pro forma                                        (.34)            .41             .14

------------------------------------------------------------------------------------------------------

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

The fair value of each option grant is estimated based on the date of grant using the Black-Scholes options pricing model. The following weighted average assumptions were used for grants in 1997: risk-free interest rate of 5.92%; expected dividend yield of 0%; expected lives of 2 years; expected volatility of 98%. The following weighted-average assumptions were used for grants in 1996 and 1995: risk-free interest rate of 5.98%; expected dividend yield of 0%; expected lives of 2 years; expected volatility of 67%.

(7)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table presents summary unaudited quarterly financial data from the
Company's  consolidated   statements  of  operations  (all  earnings  per  share
calculations have been restated to conform SFAS No.
128):

-------------------------------------------------------------------------------------------------------

Quarter ended                                    March 31,       June 30,  September 30,   December 31,
                                             ------------   ------------   ------------    -----------
(Dollars in thousands, except share data)

1997
Revenues                                     $    195,966   $    226,058   $    233,093   $    278,700
Gross profit                                       10,268         11,885         10,535         (2,126)

Basic
   Net income (loss)                                  686            824            231        (10,237)
   Weighted average shares                     30,877,101     30,888,061     31,394,532     31,676,095
   Net income (loss) per share                        .02            .03            .01           (.32)
Diluted
   Net income (loss)                                  673            804            211        (10,237)
   Weighted average shares                     32,983,120     32,003,224     32,513,699     31,676,095
   Net income (loss) per share                        .02            .03            .01           (.32)


1996
Revenues                                     $     73,934   $     91,007   $    125,238   $    148,836
Gross profit                                        7,669          8,826         12,374          9,285

Basic
   Net income                                       2,352          3,116          4,246          2,312
   Weighted average shares                     29,936,830     30,413,227     30,515,334     30,623,493
   Net income per share                               .08            .10            .14            .08
Diluted
   Net income                                       2,346          3,110          4,238          2,312
   Weighted average shares                     32,048,552     32,564,993     33,020,742     32,831,079
   Net income per share                               .07            .10            .13            .07

-------------------------------------------------------------------------------------------------------

(8)   ACQUISITIONS:

Acquisition of Phoenix Capital Management, Inc. and affiliated companies

Effective September 1, 1997, the Company acquired Phoenix Capital Management, Inc. (PCM), a PEO services company and four affiliated PEOs (collectively referred to as Employee Resources Corporation or ERC), for 752,587 restricted shares of Company common stock plus additional restricted common stock to be determined based upon ERC earnings from October 1, 1997 through September 30, 1998. The Company's unregistered common shares were valued at the average closing price on the NASDAQ National Market for a 30 day period tied to closing, less a 35% discount for lack of marketability. The initial purchase price was valued at $3.4 million including $2.6 million of common stock plus $.8 million in assumed liabilities. Since 1995, the Company has operated under an agreement whereby PCM provided certain check processing services for the Company. The acquisition of ERC adds approximately 150 clients with 1,800 worksite employees, primarily in the transportation industry.

Acquisition of Prompt Pay, Inc.

Effective September 1, 1997, the Company acquired Prompt Pay, Inc., a PEO located in Phoenix, Arizona, for $250,000 in cash. Prior to the purchase ESI provided payroll processing services for Prompt Pay, Inc. The acquisition added approximately 350 worksite employees in six southwestern states.

Acquisition of CMGR Companies

On February 17, 1997, the Company completed the acquisition of the principal assets of CMGR, Inc., and Humasys (collectively, CMGR) for $3.9 million. At closing $2.3 million was paid in cash. At December 31, 1997 approximately $3.1 million has been recorded as goodwill. An interim payment of $500,000 toward the final purchase price was paid nine months after the closing. Final payment is due on or before April 18, 1998 and is subject to certain client retention factors. CMGR is a New Jersey based PEO with a client base consisting primarily of professional, service and light industrial companies, with approximately 75 clients and 1,700 worksite employees.

Acquisition of ETIC Corporation

On February 1, 1997, the Company completed the acquisition of the principal assets of ETIC Corporation, d/b/a Employers Trust (ETIC). The purchase price was $30,000 plus five times ETIC's total pre-tax income for the 12-month period ending January 31, 1998. At closing $855,000 was paid in cash. The excess purchase price over net assets acquired was approximately $1.0 million which has been recorded as goodwill. The final payment of purchase price is due on or before April 30, 1998, and will be paid in cash. ETIC is a Cincinnati, Ohio based PEO with a client base consisting primarily of light industrial, transportation and construction companies, with approximately 150 clients and 2,000 worksite employees.

Acquisition of The McClary-Trapp Companies

On November 1, 1996, the Company completed the acquisition of the principal assets of the McClary-Trapp Companies for approximately $10.6 million. The purchase price has been paid in the form of cash, assumed liabilities, and the Company's unregistered common stock, valued at the average closing price on the NASDAQ National Market for the month ended October 31, 1996, less a discount of 35% for lack of marketability of the unregistered shares. Pursuant to the purchase agreement, the consideration for the assets of McClary-Trapp included 53,000 shares of the Company's unregistered common stock (which carries certain registration rights) valued at an average price of $13.09 per share ($20.14 per share less the 35% discount) plus cash in the amount of $9.4 million and assumed liabilities. The excess of purchase price over net assets acquired was $10.9 million of which $10.6 million has been recorded as goodwill. McClary-Trapp Companies lease approximately 2,000 worksite employees with a client base consisting primarily of light industrial, transportation and service companies.

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

Acquisition of TEAM Services

On June 22, 1996, the Company completed the purchase of all of the outstanding capital stock of GCK Entertainment Services, Inc. and Talent, Entertainment and Media Services, Inc. (collectively, "TEAM Services"). TEAM Services is a Burbank, California based company specializing in leasing commercial talent, musicians and recording engineers to the music and advertising segments of the entertainment industry. In connection with the acquisition, the Company assumed net liabilities of approximately $825,000 which were recorded as goodwill and are being amortized over a 15 year life. The purchase price will be the sum of the net liabilities assumed at closing plus four times (4X) total TEAM Services' pre-tax income for the twelve month period ending June 30, 1999. Additional purchase price, if any, will be paid in the form of the Company's unregistered common stock. The unregistered shares are entitled to certain piggyback and demand registration rights.

Ashlin Transportation Services, Inc.

On June 1, 1996, the Company completed the acquisition of the principal assets of Ashlin Transportation Services, Inc. (Ashlin), an Indiana based employee leasing company specializing in the transportation industry. The Company acquired the assets of Ashlin through ESI-Midwest, Inc. For approximately five months prior to the purchase, the Company provided risk management/workers' compensation coverage to Ashlin. The purchase price was paid in cash and assumed liabilities for a total purchase price of approximately $1.4 million.

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

Acquisition of Employment Services of Michigan, Inc.

The Company purchased all of the outstanding capital stock of Employment Services of Michigan, Inc., effective January 1, 1995. Once acquired by the Company, Employment Services of Michigan, Inc. was renamed Employee Solutions - Midwest, Inc. (ESM). The purchase price has been paid in the form of the Company's unregistered common stock, valued at the average of the NASDAQ daily closing prices during the 1995 calendar year less a discount of 35% for lack of marketability of the unregistered shares. Pursuant to the purchase agreement, as amended, the consideration for the stock of ESM included 799,448 shares of the Company's common stock valued at an average price of $2.01 per share ($3.10 per share less the 35% discount) for a total purchase price of approximately $1,612,000, plus acquisition costs of $22,000. The excess of purchase price over net assets acquired was $1,634,000 of which $1,584,000 has been recorded as goodwill.

Unaudited Pro Forma Financial Information

The following unaudited pro forma combined financial data gives effect to the combined historical results of operations of the Company, TEAM Services and LPC for the year ended December 31, 1996, and assumes that the acquisitions had been effective as of the beginning of 1996.

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

--------------------------------------------------------------------------------

(In thousands of dollars, except share data)                                1996
                                                                     -----------

Total revenues                                                       $   522,286
Net income                                                                12,758

Net income per common and common
equivalent share
              Basic                                                          .42
              Diluted                                                        .40

Weighted average number of common and
common equivalent shares outstanding
              Basic                                                   30,224,357
              Diluted                                                 32,167,777

--------------------------------------------------------------------------------

(9)  CONTINGENCIES:

The Company has received a letter from the Arizona Department of Economic Security indicating that the Company has been assigned a higher state unemployment tax rate for calendar year 1994 than the Company believes it is entitled. In consultation with legal counsel the Company believes that based on Arizona Revised Statutes it is entitled to the lower rate. If it was ultimately determined that the higher rate applies, the Company would owe $500,000 (before interest and the income tax effect) more than is reflected in the Company's financial statements. As of December 31, 1997, the compounded interest totaled approximately $193,000.

As  previously  reported,  the  Company  and  certain of its  present and former directors and executive officers have been named as defendants in ten actions filed between March 1997 and May 1997. While the exact claims and allegations vary, they all allege violations by the Company of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, with respect to the accuracy of statements regarding Company reserves and other disclosures made by the Company and certain directors and officers. These suits were filed after a significant drop in the trading price of the Company's Common Stock in March 1997. Each of the actions seeks certification of a class consisting of purchasers of securities of the Company over specified periods of time. Each of the complaints seeks the award of compensatory damages in amounts to be determined at trial, including interest thereon, and costs of the action, including attorneys fees. The suits have been consolidated before a single judge of the U.S. District Court in Phoenix, Arizona. The Court has appointed lead plaintiffs for the putative class, approved plaintiffs' selection of counsel, and ordered plaintiffs to file a consolidated, amended complaint on or about April 6, 1998. The Company believes the actions are without merit and intends to defend the cases vigorously. However, the ultimate resolution of these actions could have a material adverse effect on the Company's results of operations and financial condition.

The Company was named as a defendant in an action filed by Ladenburg Thalmann & Co., Inc. in the United States District Court, Southern District of New York, No. 97-CIV-4685 (TPG), in May 1997 alleging breach of contract under certain stock warrants. The plaintiff seeks damages of at least $2.5 million. The Company believes the action is without merit and intends to defend the case vigorously.

From time to time, the Company is named as a defendant in lawsuits in the ordinary course of business. These lawsuits are not expected to have a material impact on the Company's financial position or results of operations.

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


(11) RELATED PARTY TRANSACTIONS:

Related party transactions not mentioned elsewhere in the financial statements are summarized as follows:

-------------------------------------------------------------------------------------------------

(in thousands of dollars)                                           1997        1996         1995
                                                                --------     -------     --------

Legal services provided by officer/director                     $     --     $    --     $     60
Processing fees paid to company owned by shareholder               1,030         805          820
Risk management/workers' compensation services to a company
   owned by a shareholder                                             --          --          205
Non-compete agreement settlements with two shareholders               --         543           --
Relocation costs for Executive Officer                                40          --           --

-------------------------------------------------------------------------------------------------

Additionally, the Company provides services to companies affiliated with certain directors and officers. Revenues were insignificant. The Company also pays commissions to related parties in the ordinary course of business.
                                      F-32