Form 10-Q
period 1998-03-31
EMPLOYEE SOLUTIONS INC
filed 1998-05-15
CIK 904897

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _________________

                        Commission file number: 000-22600

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

                            No Par Value Common Stock
   Rights to Purchase Shares of Series A Junior Participating Preferred Stock
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes |X|                                   No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
31,765,795 Common shares, no par value were outstanding as of May 13, 1998.

                            EMPLOYEE SOLUTIONS, INC.

                                    FORM 10-Q

              Quarterly Report for the Period Ended March 31, 1998



--------------------------------------------------------------------------------


                                      INDEX

                                                                                                    Page
PART I.    Financial Information                                                                  Number
                                                                                                  ------
     Item 1.    Financial Statements

                  Consolidated Balance Sheets - March 31, 1998 and
                  December 31, 1997                                                                    2

                  Consolidated Statements of Operations for the
                  Quarters Ended March 31, 1998 and 1997                                               3

                  Consolidated Statement of Changes in Stockholders'
                  Equity for the Quarter Ended March 31, 1998                                          4

                  Consolidated Statements of Cash Flows for the
                  Quarters Ended March 31, 1998 and 1997                                               5

                  Notes to Consolidated Financial Statements                                           7

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                 18

     Item 3.    Quantitative and Qualitative Disclosure About Market Risk                             29


PART II.   Other Information

     Item 1.    Legal Proceedings                                                                     30

     Item 2.   Changes in Securities                                                                  31

     Item 6.    Exhibits and Reports on Form 8-K                                                      31


Signatures                                                                                            32

--------------------------------------------------------------------------------

Item 1. Financial Statements

                            EMPLOYEE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------

                                                                               March 31,    December 31,
(In thousands of dollars, except share data)                                     1998           1997
--------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                      $ 11,446       $ 40,110
Investments and marketable securities                                            30,937           --
Restricted cash and investments                                                  19,000         19,000
Accounts receivable, net                                                         50,480         57,467
Receivables from insurance companies                                              6,968          7,070
Prepaid expenses and deposits                                                     6,585          4,562
Income taxes receivable                                                           4,080          4,080
Deferred income taxes                                                             4,112          4,138
                                                                               --------       --------

                    Total current assets                                        133,608        136,427

Property and equipment, net                                                       4,176          3,159
Deferred income taxes                                                               485            485
Goodwill and other assets, net                                                   66,534         67,146
                                                                               --------       --------

                    Total assets                                               $204,803       $207,217
                                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued salaries, wages and payroll taxes                                      $ 45,003       $ 43,263
Accounts payable                                                                  4,614          4,363
Accrued workers' compensation and health insurance                               19,585         24,586
Other accrued expenses                                                            7,235          5,886
                                                                               --------       --------

                    Total current liabilities                                    76,437         78,098
                                                                               --------       --------

Deferred income taxes                                                               591            517
                                                                               --------       --------

Long-term debt                                                                   85,000         85,000
                                                                               --------       --------

Other long-term liabilities                                                       1,211          1,213
                                                                               --------       --------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock, nonvoting, no par value, 10,000,000
    shares authorized, no shares issued and outstanding                            --             --
Common stock, no par value, 75,000,000 shares authorized, 31,739,795 shares issued and outstanding March 31, 1998, and 31,683,120 shares
     issued and outstanding December 31, 1997                                    34,600         34,420
Retained earnings                                                                 6,961          7,866
Unrealized gain on investment securities                                              3            103
                                                                               --------       --------
                    Total stockholders' equity                                   41,564         42,389
                                                                               --------       --------

                    Total liabilities and stockholders' equity                 $204,803       $207,217
                                                                               ========       ========



--------------------------------------------------------------------------------------------------------

       The accompanying notes are an integral part of these consolidated balance sheets.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------

                                                                                  Quarter ended March 31,
                                                                                  -----------------------
(In thousands of dollars, except share and per share data)                        1998              1997
--------------------------------------------------------------------------------------------------------
Revenues                                                                      $    220,930  $    195,966
                                                                              ------------  ------------

Cost of revenues:
   Salaries and wages of worksite employees                                        180,684       156,662
   Healthcare and workers' compensation                                             14,267        15,284
   Payroll and employment taxes                                                     16,513        13,752
                                                                              ------------  ------------

                  Cost of revenues                                                 211,464       185,698
                                                                              ------------  ------------

Gross profit                                                                         9,466        10,268

Selling, general and administrative expenses                                         7,771         7,413
Depreciation and amortization                                                        1,286           965
                                                                              ------------  ------------

                  Income from operations                                               409         1,890

Other income (expense):
    Interest income                                                                    770           195
    Interest expense                                                                (2,120)         (942)
    Other                                                                                3          --
                                                                              ------------  ------------

Income (loss) before provision for income taxes                                       (938)        1,143


Income tax provision (benefit)                                                         (33)          457
                                                                              ------------  ------------

                  Net income (loss)                                           $       (905) $        686
                                                                              ============  ============



Net income (loss) per common and common equivalent share:
                  Basic                                                       $       (.03) $        .02
                  Diluted                                                     $       (.03) $        .02


Weighted average number of common and common equivalent shares outstanding:
                  Basic                                                         31,701,036    30,877,101
                                                                              ============  ============
                  Diluted                                                       31,701,036    32,983,120
                                                                              ============  ============

--------------------------------------------------------------------------------------------------------

       The accompanying notes are an integral part of these consolidated balance sheets.

                            EMPLOYEE SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------


                                                                            Unrealized         Total
(In thousands of dollars,                Preferred     Common    Retained      Gain on  Stockholders'
 except share data)                          Stock      Stock    Earnings  Investments        Equity
----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997               $     --     $ 34,420   $  7,866    $    103       $ 42,389

Issuance of 56,675 shares of common
   stock in connection with exercise of
   common stock options                        --          117       --          --              117
Tax benefit related to the exercise of
   stock options                               --           63       --          --               63
Change in unrealized net gains,
   net of applicable taxes                     --         --         --          (100)          (100)
Net loss                                       --         --         (905)       --             (905)
                                         ----------   --------   --------    --------       --------

BALANCE, March 31, 1998                  $     --     $ 34,600   $  6,961    $      3       $ 41,564
                                         ==========   ========   ========    ========       ========

--------------------------------------------------------------------------------------------------------

       The accompanying notes are an integral part of these consolidated balance sheets.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------

                                                                                 Quarter ended March 31,
(In thousands of dollars)                                                        1998              1997
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                               $  227,917        $  187,163
Cash paid to suppliers and employees                                         (225,161)         (181,506)
Interest received                                                                 770               195
Interest paid                                                                      --              (942)
Income taxes received (paid), net of refunds                                      133            (1,192)
                                                                           ----------        ----------

         Net cash provided by operating activities                              3,659             3,718
                                                                           ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                             (1,203)             (360)
Business acquisitions                                                            (123)           (3,170)
Investments and marketable securities                                         (30,937)               --
Cash invested in restricted cash and investments                                   --            (2,000)
                                                                           ----------        ----------

         Net cash used in investing activities                                (32,263)           (5,530)
                                                                           ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                          --              2,500
Payment of deferred loan costs                                                   (177)               --
Proceeds from issuance of common stock                                            117               380
Decrease in bank overdraft and other                                               --               575
                                                                           ----------        ----------

         Net cash (used by) provided by financing activities                      (60)            3,455
                                                                           ----------        ----------

Net (decrease) increase in cash and cash equivalents                          (28,664)            1,643

CASH AND CASH EQUIVALENTS, beginning of period                                 40,110            10,980
                                                                           ----------        ----------

CASH AND CASH EQUIVALENTS, end of period                                   $   11,446        $   12,623
                                                                           ==========        ==========

-------------------------------------------------------------------------------------------------------

       The accompanying notes are an integral part of these consolidated balance sheets.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

------------------------------------------------------------------------------------------------------

                                                                                Quarter ended March 31,
                                                                                -----------------------
                                                                                1998              1997
------------------------------------------------------------------------------------------------------
RECONCILIATION  OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)                                                         $     (905)       $      686
                                                                          ----------        ----------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:
Depreciation and amortization                                                  1,286               965
Decrease (increase) in accounts receivable, net                                6,987            (8,803)
Decrease in insurance company receivables                                        102               328
Increase in prepaid expenses and deposits                                     (2,023)           (1,251)
Decrease (increase) in deferred income taxes, net                                100              (977)
Increase in other assets                                                        (225)             (347)
Increase in accrued salaries,
      wages and payroll taxes                                                  1,740            10,162
Increase in accrued workers' compensation
      and health insurance                                                    (5,001)            2,440
Increase in interest payable                                                   2,120                --
Decrease in other long-term liabilities                                           (2)               --
Increase  in accounts payable                                                    251             1,169
Increase in income taxes payable/receivable                                       --               242
Decrease in other accrued expenses                                              (771)             (896)
                                                                          ----------        ----------
                                                                               4,564             3,032
                                                                          ----------        ----------

         Net cash provided by operating activities                        $    3,659        $    3,718
                                                                          ==========        ==========

------------------------------------------------------------------------------------------------------

       The accompanying notes are an integral part of these consolidated balance sheets.

                            EMPLOYEE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Corporation

Employee Solutions, Inc. (together with its subsidiaries, "ESI" or the "Company") is a leading professional employer organization (PEO) providing employers throughout the United States with comprehensive employee payroll, human resources and benefits outsourcing services. The Company's integrated outsourcing services include payroll processing and reporting, human resources administration, employment regulatory compliance management, risk management/workers' compensation services, retirement and healthcare programs, and other products and services provided directly to worksite employees. At March 31, 1998, ESI serviced approximately 1,800 client companies with approximately 46,400 worksite employees in 47 states.

The Company conducts its business on a national scale across many industries and is not concentrated to any material extent within a single local market or industry, although the transportation industry, at approximately 31%, represents the largest concentration of clients, including one client that generated approximately 20% of total revenues and 4% of gross profit in the first quarter of 1998.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. Results of operations for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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


Statement of Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," January 1, 1998. As of March 31, 1998, the effect of SFAS No. 130 is not material.

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------

Cash and Cash Equivalents and Investments and Marketable Securities

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less. All cash equivalents are invested in high quality investment grade instruments, such as commercial paper, at March 31, 1998 and December 31, 1997. In January 1998, the Company implemented an investment program to invest excess cash proceeds from its October 1997 senior note offering. Proceeds have been invested in liquid investment grade instruments, such as commercial paper and government securities with maturities primarily ranging from 90 days up to one year. Both cash and cash equivalents and investments and marketable securities are reflected in the financial statements and are stated at fair market value. Substantially all cash and cash equivalents, including restricted cash and investments, are not insured at March 31, 1998.

Net Income Per Common and Common Equivalent Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share." The earnings per share amounts for quarter ended March 31, 1997 have been restated to conform to the 1998 presentation as required by SFAS No. 128. The computation of adjusted net income and weighted average common and common equivalent shares used in the calculation of net income per common share is as follows:


--------------------------------------------------------------------------------

                                                                           Three months ended March 31,
                                             ----------------------------------------------------------
                                                                 1998                              1997
(In thousands of dollars, except share       ------------------------      ----------------------------
and per share data)                            Basic          Diluted          Basic            Diluted
------------------------------------------------------------------------------------------------------
Weighted average of
common shares outstanding                    31,701,036      31,701,036       30,877,101     30,877,101

Dilutive effect of options
and warrants outstanding                             --              --               --      2,106,019
                                            -----------     -----------       ----------    -----------

Weighted average of
common and common
equivalent shares                            31,701,036      31,701,036       30,877,101     32,983,120
                                            ===========     ===========       ==========    ===========


Net income (loss)                           $      (905)    $      (905)      $      686    $       686

Adjustments to net income                            --              --               --            (13)
                                            -----------     -----------       ----------    -----------

Adjusted net income for
purposes of the income per
common share calculation                    $      (905)    $      (905)      $      686    $       673
                                            ===========     ===========       ==========    ===========

Net income per common and
common equivalent share                     $       (0.03)  $    (0.03)       $     0.02    $      0.02
                                            =============   ==========        ==========    ===========

--------------------------------------------------------------------------------

The calculation of weighted average common and common equivalent shares for purposes of calculating the March 31, 1998 diluted earnings per share, excludes approximately 986,600 weighted average shares of options, warrants, and contingently issuable shares computed under the treasury stock method, as their effects would be anti-dilutive.

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------

(2) LONG-TERM DEBT:

Note Offering

On October 21, 1997, the Company issued $85 million of 10% Senior Notes due 2004 (the Notes) in an Offering (the Offering) exempt from registration under the Securities Act of 1933 as amended (Securities Act). Interest under the Notes is payable semi-annually commencing April 15, 1998, and the Notes are not callable until October 2001 subject to the terms of the Indenture under which the Notes were issued. The Company filed a registration statement under the Securities Act, relating to an exchange offer for these Notes, which was declared effective in April 1998. The Notes contain certain covenants, which limit the Company's ability to incur any future indebtedness.

The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned current and future subsidiaries. The Company's wholly-owned insurance subsidiary, which is a non-guarantor subsidiary, is subject to certain statutory and contractual restrictions which limit its ability to pay dividends or make loans to the Company or other subsidiaries. The financial statements presented below include the separate or combined financial position as of March 31, 1998 and December 31, 1997, and the results of operations and cash flows for each of the quarters ended March 31, 1998 and March 31, 1997, of Employee Solutions, Inc. (Parent), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors).

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
Balance Sheets

                                                                         For the Quarter Ended March 31, 1998
                                             -----------------------------------------------------------------
                                                                             Non-
(In thousands of dollars)                      Parent     Guarantors   Guarantors   Eliminating   Consolidated
--------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                    $   5,334   $     2,681   $    3,431   $        --   $     11,446
Investments and marketable securities           20,170         8,838        1,929            --         30,937
Restricted cash and investments                     --            --       19,000            --         19,000
Accounts receivable, net                        12,542        36,391        1,547            --         50,480
Receivable from insurance companies                 --         5,303        1,665            --          6,968
Prepaid expenses and deposits                    4,657         1,886           42            --          6,585
Income taxes receivable                          4,080            --           --            --          4,080
Deferred income taxes                            4,112            --           --            --          4,112
Due from affiliates                             23,075       (10,973)       9,071       (21,173)            --
                                             ---------   -----------   ----------   -----------   ------------
        Total current assets                    73,970        44,126       36,685       (21,173)       133,608

Property and equipment, net                      3,822           330           24            --          4,176
Deferred income taxes                              485            --           --            --            485
Goodwill and other assets, net                  32,101        34,050          383            --         66,534
Investment in subsidiaries                      50,574            --           --       (50,574)            --
                                             ---------   -----------   ----------   -----------   ------------
        Total assets                         $ 160,952   $    78,506   $   37,092   $   (71,747)  $    204,803
                                             =========   ===========   ==========   ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft                               $      --   $        --   $       --   $        --   $         --
Accrued salaries, wages and payroll taxes       17,307        26,726          970            --         45,003
Accounts payable                                   (66)        2,836        1,844            --          4,614
Accrued workers' compensation
    and benefits                                    --           840       18,745            --         19,585
Income tax payable                                   2            (2)          --            --             --
Other accrued expenses                           3,196         4,019           20            --          7,235
Due to affiliates                               13,358         4,732        3,083       (21,173)            --
                                             ---------   -----------   ----------   -----------   ------------
        Total current liabilities               33,797        39,151       24,662       (21,173)        76,437
                                             ---------   -----------   ----------   -----------   ------------

Deferred income taxes                              591            --           --            --            591
                                             ---------   -----------   ----------   -----------   ------------
Long-term debt                                  85,000            --           --            --         85,000
                                             ---------   -----------   ----------   -----------   ------------
Other long-term liabilities                         --         1,211           --            --          1,211
                                             ---------   -----------   ----------   -----------   ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock                 --            --           --            --             --
Common stock, no par value                      34,600         2,622          771        (3,393)        34,600
Additional paid in capital                          --        26,342           50       (26,392)            --
Retained earnings                                6,961         9,180       11,609       (20,789)         6,961
Unrealized gain on
    investment securities                            3            --           --            --              3
                                             ---------   -----------   ----------   -----------   ------------

Total stockholders' equity                      41,564        38,144       12,430       (50,574)        41,564
                                             ---------   -----------   ----------   -----------   ------------
Total liabilities and stockholders' equity   $ 160,952   $   78,506   $   37,092    $   (71,747)  $    204,803
                                             =========   ==========   ==========    ===========   ============

--------------------------------------------------------------------------------------------------------------

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------

Balance Sheets
--------------------------------------------------------------------------------------------------------------

                                                                        For the Year Ended December  31, 1997
                                             -----------------------------------------------------------------
                                                                             Non-
(In thousands of dollars)                      Parent     Guarantors   Guarantors   Eliminating   Consolidated
--------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                    $  22,692   $    11,848   $    5,570   $        --   $     40,110
Restricted cash and
    investments                                     --            --       19,000            --         19,000
Accounts receivable, net                        20,822        34,360        2,285            --         57,467
Receivable from insurance
    companies                                       --         5,430        1,640            --          7,070
Prepaid expenses and deposits                    2,822         1,465          275            --          4,562
Income taxes receivable                          4,080            --           --            --          4,080
Deferred income taxes                            4,138            --           --            --          4,138
Due from affiliates                             30,346        (1,122)      12,855       (42,079)            --
                                             ---------   -----------   ----------   -----------   ------------
        Total current assets                    84,900        51,981       41,625       (42,079)       136,427

Property and equipment, net                      2,857           276           26            --          3,159
Deferred income taxes                              485            --           --            --            485
Goodwill and other assets, net                  32,105        34,625          416            --         67,146
Investment in subsidiaries                      46,477            --           --       (46,477)            --
                                             ---------   -----------   ----------   -----------   ------------
        Total assets                         $ 166,824   $    86,882   $   42,067   $   (88,556)  $    207,217
                                             =========   ===========   ==========   ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft                               $      --   $        --   $       --   $        --   $         --
Accrued salaries, wages and
    payroll taxes                               20,253        21,422        1,588            --         43,263
Accounts payable                                 1,082         2,318          963            --          4,363
Accrued workers' compensation
    and benefits                                 1,612         2,211       20,763            --         24,586
Other accrued expenses                           2,612         2,541          733            --          5,886
Due to affiliates                               13,359        22,243        6,477       (42,079)            --
                                             ---------   -----------   ----------   -----------   ------------
        Total current liabilities               38,918        50,735       30,524       (42,079)        78,098
                                             ---------   -----------   ----------   -----------   ------------

Deferred income taxes                              517            --           --            --            517
                                             ---------   -----------   ----------   -----------   ------------
Long-term debt                                  85,000            --           --            --         85,000
                                             ---------   -----------   ----------   -----------   ------------
Other long-term liabilities                         --         1,213           --            --          1,213
                                             ---------   -----------   ----------   -----------   ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock                 --            --           --            --             --
Common stock, no par value                      34,420         2,622          771        (3,393)        34,420
Additional paid in capital                          --        26,342           50       (26,392)            --
Retained earnings                                7,866         5,970       10,722       (16,692)         7,866
Unrealized gain on
    investment securities                          103            --           --            --            103
                                             ---------   -----------   ----------   -----------   ------------

Total stockholders' equity                      42,389        34,934       11,543       (46,477)        42,389
                                             ---------   -----------   ----------   -----------   ------------
Total liabilities and stockholders' equity   $ 166,824   $    86,882   $   42,067    $   (88,556) $    207,217
                                             =========   ===========   ==========    ===========  ============

--------------------------------------------------------------------------------------------------------------

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------

Statements of Operations
----------------------------------------------------------------------------------------------------------

                                                                     For the Quarter Ended March 31, 1998
                                        ------------------------------------------------------------------
                                                                          Non-
(In thousands of dollars)                  Parent     Guarantors   Guarantors   Eliminating   Consolidated
----------------------------------------------------------------------------------------------------------
Revenues                                $   69,667   $   142,939   $    9,422   $    (1,098)  $    220,930
                                        ----------   -----------   ----------   -----------   ------------

Cost of revenues:
Salaries and wages of
    worksite employees                      56,379       117,229        7,076            --        180,684
Healthcare and workers'
    compensation                             3,655         9,975          637            --         14,267
Payroll and employment taxes                 6,046         9,715          752            --         16,513
                                        ----------   -----------   ----------   -----------   ------------

    Cost of revenues                        66,080       136,919        8,465            --        211,464
                                        ----------   -----------   ----------   -----------   ------------

    Gross profit                             3,587         6,020          957        (1,098)         9,466

Selling, general and
    administrative expenses                  6,111         1,581           79            --          7,771
Intercompany selling, general
    and administrative expense                 311           754           33        (1,098)            --
Depreciation and amortization                  902           380            4            --          1,286
                                        ----------   -----------   ----------   -----------   ------------

Income (loss) from operations               (3,737)        3,305          841            --            409

Other income (expense):
Interest income                                357            20          393            --            770
Interest expense and other                  (2,194)            2           75            --         (2,117)
                                        ----------   -----------   ----------   -----------   ------------

Income (loss) before provision
    for income taxes                        (5,574)        3,327        1,309            --           (938)

Income tax provision (benefit)                (572)          117          422            --            (33)
                                         ---------   -----------   ----------   -----------   ------------

                                            (5,002)        3,210          887            --           (905)
Income from wholly-owned
    subsidiaries                             4,097            --           --        (4,097)            --
                                        ----------   -----------   ----------   -----------   ------------

Net income (loss)                       $     (905)  $     3,210   $      887   $    (4,097)  $       (905)
                                        ==========   ===========   ==========   ===========   ============

----------------------------------------------------------------------------------------------------------

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------

Statements of Operations
-------------------------------------------------------------------------------------------------------

                                                                  For the Quarter Ended March 31, 1997
                                     ------------------------------------------------------------------
                                                                       Non-
(In thousands of dollars)               Parent     Guarantors   Guarantors    Eliminating  Consolidated
-------------------------------------------------------------------------------------------------------
Revenues                             $  100,446   $    85,454   $   19,170    $   (9,104)   $   195,966
                                     ----------   -----------   ----------    ----------    -----------
Cost of revenues:
Salaries and wages of
    worksite employees                   90,853        66,882        6,730        (7,803)       156,662
Healthcare and workers'
    compensation                          2,967         5,435        6,882            --         15,284
Payroll and employment taxes              7,957         5,162          633            --         13,752
                                     ----------   -----------   ----------    ----------    -----------

    Cost of revenues                    101,777        77,479       14,245        (7,803)       185,698
                                     ----------   -----------   ----------    ----------    -----------

    Gross profit                         (1,331)        7,975        4,925        (1,301)        10,268

Selling, general and
    administrative expenses               5,290         2,019          104            --          7,413
Intercompany selling, general
    and administrative expense              355           903           43        (1,301)            --
Depreciation and amortization               490           468            7            --            965
                                     ----------   -----------   ----------    ----------    -----------

Income (loss) from operations            (7,466)        4,585        4,771            --          1,890

Other income (expense):
Interest income                               9            28          158            --            195
Interest expense and other                 (970)           (2)          30            --          (942)
                                     ----------   -----------   ----------    ----------    ----------

Income (loss) before provision
    for income taxes                     (8,427)        4,611        4,959            --          1,143

Income tax provision (benefit)           (3,104)        1,844        1,717            --            457
                                      ---------   -----------   ----------    ----------    -----------

                                         (5,323)        2,767        3,242            --            686
Income from wholly-owned
    subsidiaries                          6,009            --           --        (6,009)            --
                                     ----------   -----------   ----------    ----------    -----------

Net income (loss)                    $      686   $     2,767   $    3,242    $   (6,009)   $       686
                                     ==========   ===========   ==========    ==========    ===========

-------------------------------------------------------------------------------------------------------

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------

Statements of Cash Flows
----------------------------------------------------------------------------------------------------------

                                                                     For the Quarter Ended March 31, 1998
                                        ------------------------------------------------------------------
                                                                          Non-
(In thousands of dollars)                  Parent     Guarantors   Guarantors   Eliminating   Consolidated
----------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO
    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:
Net income (loss)                       $     (905)  $     3,210   $      887   $    (4,097)  $       (905)
                                        ----------   -----------   ----------   -----------   ------------
ADJUSTMENTS TO RECONCILE
    NET INCOME TO NET CASH
    PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:
Depreciation and amortization                  902           380            4            --          1,286
Decrease (increase) in accounts
     receivable,  net                        8,280        (2,031)         738            --          6,987
Decrease (increase) decrease in insurance
    company receivable                          --           127          (25)           --            102
(Increase) decrease in prepaid
     expenses and deposits                  (1,835)         (421)         233            --         (2,023)
Decrease in deferred income taxes, net         100            --           --            --            100
(Increase) decrease in other assets           (502)          222           55            --           (225)
Increase (decrease) from inter-
    company transactions                     3,168        (7,653)         388         4,097             --
(Decrease) increase in accrued salaries,
    wages, and payroll taxes                (2,946)        5,304         (618)           --          1,740
Decrease in accrued workers'
    compensation and health insurance       (1,612)       (1,371)      (2,018)           --         (5,001)
Increase in interest payable                 2,120            --           --            --          2,120
Increase in other long-term liabilities         --            (2)          --            --             (2)
Increase (decrease) in accounts payable     (1,148)          518          881            --            251
(Decrease) increase in other
       accrued expenses                     (1,536)        1,478         (713)           --           (771)
                                        ----------   -----------   ----------   -----------   ------------
                                             4,991        (3,449)      (1,075)        4,097          4,564
                                        ----------   -----------   ----------   -----------   ------------
        Net cash provided by (used in)
           operating activities              4,086          (239)        (188)           --          3,659
                                        ----------   -----------   ----------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment          (1,113)          (90)          --            --         (1,203)
Business acquisitions                         (101)           --          (22)           --           (123)
Cash invested in investments
    and  marketable securities             (20,170)       (8,838)      (1,929)           --        (30,937)
                                        ----------   -----------   ----------   -----------   ------------
        Net cash used in investing
           activities                      (21,384)       (8,928)      (1,951)           --        (32,263)
                                        ----------   -----------   ----------   -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock         117            --           --            --            117
Payment of deferred loan costs                (177)           --           --            --           (177)
                                        ----------   -----------   ----------   -----------   ------------
        Net cash financing activities          (60)           --           --            --            (60)
                                        ----------   -----------   ----------   -----------   ------------
Net decrease in cash and cash
    equivalents                            (17,358)       (9,167)      (2,139)           --        (28,664)
CASH AND CASH EQUIVALENTS,
    beginning of period                     22,692        11,848        5,570            --         40,110
                                        ----------   -----------   ----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
    end of period                       $    5,334   $     2,681   $    3,431   $        --   $     11,446
                                        ==========   ===========   ==========   ===========   ============

----------------------------------------------------------------------------------------------------------

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------

Statements of Cash Flows
-------------------------------------------------------------------------------------------------------------

                                                                         For the Quarter Ended March 31, 1997
                                         --------------------------------------------------------------------
                                                                            Non-
(In thousands of dollars)                       Parent    Guarantors  Guarantors   Eliminating   Consolidated
-------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO
    NET CASH (USED IN) PROVIDED
    BY OPERATING ACTIVITIES:
Net income (loss)                               $    686    $  2,767    $  3,242    $ (6,009)     $    686
                                                --------    --------    --------    --------      --------
ADJUSTMENTS TO RECONCILE
    NET INCOME TO NET CASH
    (USED IN) PROVIDED BY
    OPERATING ACTIVITIES:
Depreciation and amortization                        490         468           7        --             965
Increase in accounts receivable,  net             (5,270)       (178)     (3,355)       --          (8,803)
(Increase)  decrease in insurance
    company receivable                              --        (2,433)      2,761        --             328
Increase in prepaid expenses and deposits           (859)       (225)       (167)       --          (1,251)
Increase in deferred
    income tax asset, net                           (977)       --          --          --            (977)
(Increase) decrease in other assets                 (386)         26          13        --            (347)
Increase (decrease)  from inter-
    company transactions                             974      (5,933)     (1,050)      6,009          --
Increase in accrued salaries,
    wages, and payroll taxes                       4,646       5,045         471        --          10,162
Increase (decrease) in accrued workers'
    compensation and health insurance                826          83       1,531        --           2,440
 (Decrease) increase in accounts payable           1,577        (972)        564        --           1,169
Increase (decrease) in income taxes payable.         356        (114)       --          --             242
(Decrease) increase in other accrued expenses     (2,277)      1,337          44        --            (896)
                                                --------    --------    --------    --------      --------
                                                    (900)     (2,896)        819       6,009         3,032
                                                --------    --------    --------    --------      --------
        Net cash (used in)  provided by
           operating activities                     (214)       (129)      4,061        --           3,718
                                                --------    --------    --------    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                  (258)       (102)       --          --            (360)
Business acquisitions                             (2,988)       (129)        (53)       --          (3,170)
Cash invested in restricted cash
    and  investments                                --          --        (2,000)       --          (2,000)
                                                --------    --------    --------    --------      --------
        Net cash used in investing
           activities                             (3,246)       (231)     (2,053)       --          (5,530)
                                                --------    --------    --------    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt           2,500        --          --          --           2,500
Proceeds from issuance of common stock               380        --          --          --             380
Decrease in bank overdraft and other                --           575        --          --             575
                                                --------    --------    --------    --------      --------
        Net cash provided by
           financing activities                    2,880         575        --          --           3,455
                                                --------    --------    --------    --------      --------
Net (decrease) increase in cash and cash
    equivalents                                     (580)        215       2,008        --           1,643
CASH AND CASH EQUIVALENTS,
    beginning of period                            2,435       6,747       1,798        --          10,980
                                                --------    --------    --------    --------      --------
CASH AND CASH EQUIVALENTS,
    end of period                               $  1,855    $  6,962    $  3,806    $   --        $ 12,623
                                                ========    ========    ========    ========      ========
-------------------------------------------------------------------------------------------------------------

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------


(3)  SHAREHOLDER RIGHTS PLAN:

On February 9, 1998, the Company's Board of Directors adopted a shareholder rights plan. Initially, the rights are attached to the Company's common stock and are not exercisable. They become detached from the common stock and become immediately exercisable after any person or group becomes the beneficial owner of 15 percent or more of the Company's common stock or 10 days after any person or group announces a tender or exchange offer that would result in that same beneficial ownership level, subject to certain exceptions.

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


(4)  CONTINGENCIES:

As previously reported, the Company and certain of its present and former directors and executive officers have been named as defendants in ten actions filed between March 1997 and May 1997. While the exact claims and allegations vary, they all allege violations by the Company of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, with respect to the accuracy of statements regarding Company reserves and other disclosures made by the Company and certain directors and officers. These suits were filed after a significant drop in the trading price of the Company's Common Stock in March 1997. The suits have been consolidated before the U.S. District Court in Phoenix, Arizona, and a Consolidated Amended Complaint (Complaint) was filed on April 7, 1998. The Complaint seeks certification of a class consisting of purchasers of securities of the Company from November 14, 1995 through March 13, 1997, inclusive. The Complaint seeks the award of compensatory damages in an amount to be determined at trial, including interest thereon, and costs of the action, including attorney's fees. The Company believes that the Complaint is without merit and it intends to defend the consolidated action vigorously. However, the ultimate resolution of the consolidated actions could have a material adverse effect on the Company's results of operations and financial condition.

The Company was named as a defendant in an action filed by Ladenburg Thalmann & Co., Inc. in the U.S. District Court, Southern District of New York, in May 1997 alleging breach of contract under certain stock warrants. The plaintiff seeks damages of at least $2.5 million. The Company believes the action is without merit and intends to defend the case vigorously.

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

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------


(5)   SUBSEQUENT EVENT - LOSS PORTFOLIO TRANSFER


On April 22, 1998, the Company completed a risk transfer of all of its pre-1998 workers' compensation claims liability to a third party insurer, rated AAA by Standard & Poor's, effected through a Loss Portfolio Transfer (LPT) valued as of February 28, 1998. In exchange for a premium of $19.9 million (paid primarily from restricted cash and investments), the Company acquired reinsurance of $35 million to insure its pre-1998 workers' compensation losses. Based upon the advice of its outside actuaries, the Company believes that the risk that pre-1998 liability could exceed the $35 million aggregate limit is extremely remote, although there can be no assurance. The LPT provides for profit sharing opportunities with the Company based on ultimate paid claims, though there can be no assurance whether or when a profit will be realized. No charge to earnings was recorded in connection with this transaction in 1998 or is expected in future periods, although a use of cash will be recorded in the second quarter of 1998.

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------


ITEM 2. -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere herein and in the Company's Report on Form 10-K for the year ended December 31, 1997. Historical results are not necessarily indicative of trends in operating results for any future period.

Except for the historical information contained herein, the discussion in this Form 10-Q contains or may contain forward-looking statements (which include statements in the future tense and statements using the terms "believe," "anticipate," "expect," "intend" or similar terms) that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Management's Discussion and Analysis (particularly in "Outlook: Issues and Risks") in addition to those discussed in "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Report on Form 10-K for the year ended December 31, 1997, as well as those factors discussed elsewhere herein or in any document incorporated herein by reference.


Results of Operations -- Overview

The following is a summary of certain factors which affect results of operations and which have generally applied to the Company in all periods presented.

Revenues

The most significant components of the Company's revenues are payments received from customers for gross salaries and wages paid to PEO worksite employees and the Company's service fee. The Company negotiates service fees on a client-by-client basis based on factors such as market conditions, client needs and services requested, the clients' workers' compensation and benefit plan experience, Company administrative resources required, expected profit, and other factors. These are generally expressed as a fixed percentage of the client's gross salaries and wages except for certain costs, primarily employer's healthcare contributions, which are billed to clients on an add-on basis. Because the service fees are negotiated separately with each client and vary according to circumstances, the Company's service fees, and therefore its gross margin, will fluctuate based on the Company's client mix.

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

In periods from and after January 1, 1998, workers' compensation liabilities are fully insured under a guaranteed cost policy, subject to limited exceptions described below. Accordingly, workers' compensation expense primarily includes premiums paid to the Company's third party insurance carriers for workers' compensation insurance. Workers' compensation expense during 1998 also includes the cost of a defined portfolio of stand-alone policies in place at December 31, 1997 which policies expire at various dates during 1998 and as to which the Company retains liability of

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------


$250,000 per occurrence plus the types of fees described below; and costs under the Company's self-insurance program in Ohio, with respect to which the Company retains liability of $50,000 per occurrence with an aggregate liability limitation based on a percentage of the Ohio manual premium.

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

Healthcare and other employee benefits costs consist of medical and dental insurance premiums, payments of and reserves for claims subject to deductibles and the costs of vision care, disability, life insurance and other similar benefit plans. The Company's healthcare benefit plans consist of a mixture of fully-insured programs and partially self-insured programs with specific and, in one program, aggregate stop-loss insurance. The Company recognizes a liability for partially self-insured health insurance claims at the time a claim is reported to the Company by the third party claims administrator, and also provides for claims incurred, but not reported based on industry-wide data and the Company's past claims experience. The liability recorded may be more or less than the actual amount of ultimate claims. While the Company believes that its reserves for healthcare and workers' compensation claims are adequate for future claims payments, there can be no assurance that this will be the case. See "Outlook: Issues and Risks" herein.

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

Depreciation and Amortization

Depreciation and amortization consists primarily of the amortization of goodwill, acquisition costs from the Company's prior acquisitions and deferred financing costs. The Company amortizes goodwill, acquisition costs and deferred financing costs over periods of three to thirty years, depending on the assets acquired, using the straight-line method. Acquisitions generally result in considerable goodwill because PEOs generally require few fixed assets to conduct their operations.

Acquisitions

Period-to-period comparisons are substantially affected by the Company's recent substantial growth through acquisition of other companies providing PEO services. The Company has accounted for its acquisitions using the "purchase" method of accounting, whereby the results of such acquired companies are reflected in the Company's financial statements prospectively from the date of acquisition. In addition to increasing revenues, acquisition activity can affect gross profits and margins because the industry mix of the acquired companies may differ from that of the Company. Further, during the transition period after an acquisition the Company may act to implement pricing changes where appropriate and to eliminate client relationships which do not meet the Company's risk or profitability profiles. Acquisition activity historically has increased the Company's workers' compensation expense, primarily by accelerating the Company's overall growth rate and accelerating its exposure in specific higher-risk segments, such as transportation. The Company also seeks to eliminate certain general and administrative costs of acquired companies although such results may not be achieved.

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------


Company PEO acquisitions which have affected recent periods have included the following: ETIC Corporation d/b/a Employers Trust (ETIC) in February 1997; CMGR Inc. and Humasys, Inc. (collectively, "CMGR") in February 1997; and four related PEO companies referred to as "Employee Resources Corporation" (collectively, "ERC") in September 1997. In addition, in September 1997, the Company acquired Phoenix Capital Management, Inc. (PCM), a PEO service provider.

The Company has announced a proposed merger with Simplified Employment Services Corporation (SES). SES is a Michigan-based PEO, with approximately 22,000 worksite employees at December 31, 1997, primarily in the Midwest. The letter of intent signed by the Company and SES provides for a purchase price payable in the form of 5.1 million shares of the Company's Common Stock and $5 million in cash. The Company also will assume liabilities of up to $22.5 million. Cash consideration will be increased (to a maximum of an additional $7.5 million) by the amount, if any, that the assumed liabilities are less than $22.5 million. The transaction would be accounted for using the purchase method of accounting. Because of the relative sizes of the entities, the transaction may have a substantial effect upon the Company and its financial results, capital requirements, and condition going forward. Although the SES acquisition is expected to be consummated in the third quarter of 1998, it remains subject to execution of a definitive agreement and other conditions, and there can be no assurance of completion.

Operating Results

Margin comparisons are affected by the relative mix of stand-alone risk management/workers' compensation services, full PEO services, TEAM Services
(TEAM) services, and transportation services acquired in the Leaseway acquisition (LPC) in any particular period. Stand-alone risk management/workers' compensation services and LPC tend to have higher or margins compared with full PEO services while TEAM tends to have lower margins.

Certain employment-related taxes are based on the cumulative earnings of individual employees up to a specified wage level. Therefore, these expenses tend to decline over the course of a year. Since the Company's revenues for an individual client are generally earned and collected at a relatively constant rate throughout each year, payment of such unemployment tax obligations positively impacts the Company's working capital and results of operations as the year progresses. Also, fourth quarter revenues are typically increased by year-end bonuses and distributions paid to worksite employees, historically resulting in little to no revenue growth from fourth to first quarter (excluding acquisitions). In addition, the Company's first quarter revenues tend to be adversely affected by decreased activity by various of its transportation clients due to seasonal factors.

Results of Operations--Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997
-------------------------------------------------------------------------------------------------------

                                                                                  Percent
(In thousands of dollars)                                            1998         Change           1997
-------------------------------------------------------------------------------------------------------
Revenues                                                        $ 220,930             13%     $ 195,966
Cost of revenues                                                  211,464             14        185,698
Gross profit                                                        9,466             (8)        10,268
Selling, general and administrative                                 7,771              5          7,413
Depreciation and amortization                                       1,286             33            965
Interest income                                                       770            295            195
Interest expense                                                    2,120            125            942
Net income (loss)                                                    (905)          (232)           686

-------------------------------------------------------------------------------------------------------

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------


Revenues

Revenues increased to $220.9 million for the quarter ended March 31, 1998 from $196.0 million for the quarter ended March 31, 1997, an increase of 13%. Growth from internal sales and acquisitions was in part offset by factors such as attrition of clients and competitive pressures in the PEO and workers' compensation industries. Further, the Company has transitioned its sales operations from Atlanta to Phoenix during the first quarter of 1998 which has had a short-term impact on internal sales. During the transition period, the Company is upgrading its sales training, sales reporting methodologies and sales related technological tools. While the Company expects that these steps will improve internally generated sales in the long run, there can be no assurance that this will be the case. The number of worksite employees increased to approximately 46,400 covering approximately 1,800 client companies at March 31, 1998 from approximately 40,800 covering 1,440 client companies at March 31, 1997.

Revenues related to stand-alone risk management/workers' compensation services were $1.2 million for the quarter ended March 31, 1998 compared with revenues of $3.5 million for the first quarter of 1997. The decline in stand-alone revenues is attributable primarily to a change in business strategy, as the Company will not actively market its stand-alone program in 1998. This change is the result of a determination to emphasize other PEO marketing strategies and because of the decreased profit opportunities resulting from increased price competition in the overall workers' compensation market.

Cost of revenues

Cost of revenues increased 14% to $211.5 million in the quarter ended March 31, 1998 from $185.7 million for the quarter ended March 31, 1997. This increase is primarily due to the increase in the Company's business as described above.

The following table provides an analysis of the Company's workers' compensation reserves associated with its partially self-insured programs for the periods presented. Losses during 1996 and 1997 include all self-insured workers' compensation programs. Losses for the quarter ended March 31, 1998 reflect the Company's self-insurance program in Ohio and losses under the Company's remaining stand-alone cases, which are the only programs under which the Company retains workers' compensation risk in 1998. The table does not reflect the effects of the April 1998 loss portfolio transfer.

--------------------------------------------------------------------------------------------------------

                                                         Quarter ended       Year ended       Year ended
                                                             March 31,      December 31,    December 31,
(In thousands of dollars)                                        1998              1997             1996
--------------------------------------------------------------------------------------------------------
Reserve - Beginning of period                           $      21,518         $  5,154       $     1,052
Losses                                                          1,726           30,407            10,034
Payments                                                       (4,366)         (14,043)           (5,932)
                                                         ------------         --------       -----------

Reserve - End of period                                 $      18,878         $ 21,518       $     5,154
                                                        =============         ========       ===========
End of Period
     Worksite employees                                        46,400           45,200            30,000
     Stand-alone employees                                      6,620           11,100            13,500
                                                         ------------         --------       -----------

Total employees                                                53,020           56,300            43,500
                                                         ============         ========       ===========
--------------------------------------------------------------------------------------------------------

Gross profit

The Company's gross profit margin decreased from 5.2% in the quarter ended March 31, 1997 to 4.3% in the quarter ended March 31, 1998. This decrease was attributable to several factors including the impact of repricing existing clients due to competitive factors and lower margins on new business. The proportion of gross profit related to TEAM Services revenues, which have lower margins, increased in the period ended March 31, 1998 relative to the same period in 1997. Gross profit margin in the first quarter of 1998 benefited by a reduction of the Company's effective state unemployment insurance tax rate and the guaranteed cost workers' compensation program. The Company generally also earned a higher gross profit margin on revenues derived from its stand-alone risk management/workers' compensation services than on revenues derived from the Company's full-service PEO business, as PEO revenues generally include significant (and substantially offsetting) revenue and expense items for payroll and payroll-related

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------


costs for the worksite employees. Accordingly, gross margin has been negatively impacted by the increase in PEO revenues relative to stand-alone revenues.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended March 31, 1998 increased by approximately $358,000 to $7.8 million, or 5%, from $7.4 million for the quarter ended March 31, 1997. Selling, general and administrative expenses in 1998 and 1997 include the operations of various acquisitions, the increase in corporate employees, the Company's relocation to new office space in April of 1997, bad debt expense and professional services. These factors which caused increases in selling, general and administrative expense were partially mitigated by improved systems utilization and economies of scale achieved within the Company's operations. The Company's insurance costs have increased due primarily to the Company's growth. Commission expenses increased in the quarter ended March 31, 1998 compared to the same period in 1997 due to the increase in revenues discussed above and an increase in commissionable business. Selling, general and administrative expenses are expected to continue to increase to meet the needs of new business, though the Company has initiated efforts to improve efficiencies. The Company anticipates that it will incur costs in connection with the expansion of its sales force and the addition of account executives during 1998.

Depreciation and amortization

Depreciation and amortization represents depreciation of property and equipment and amortization of organizational costs, customer lists and goodwill. For the quarter ended March 31, 1998, depreciation and amortization expense totaled $1.3 million compared to $1.0 million for the quarter ended March 31, 1997. The increase was due primarily to goodwill amortization resulting from acquisitions in 1997, depreciation of communication and computer systems and the installation of a new fully-integrated accounting system in 1998, which cost approximately $1.4 million and will be depreciated over three years. Goodwill amortization of these acquisitions was recognized from the date of acquisition. See "Liquidity and Capital Resources" below regarding the Company's issuance of $85 million in 10% Senior Notes due 2004, in particular as to the approximately $3.3 million in offering expenses which will be amortized over the term of the Notes.

Interest

Interest expense for the quarter ended March 31, 1998 totaled $2.1 million compared to $900,000 for the quarter ended March 31, 1997. The increase in interest expense is primarily due to increased borrowings including the Company's issuance of $85 million in 10% Senior Notes due 2004. For the quarter ended March 31, 1998 interest income totaled $770,000 compared to $195,000 for the quarter ended March 31, 1997. The increase in interest income is primarily due to interest earned on cash held at the corporate level including excess proceeds from the note offering, and restricted cash and investments held for the future payment of workers' compensation claims at the Company's wholly owned insurance subsidiary, Camelback. Interest income is expected to decrease in future periods as a result of the LPT.

Effective tax rate

The Company's effective tax rate provides for federal, state and local income taxes. For the quarter ended March 31, 1998, the Company recognized an effective tax rate benefit of 3.5% compared to a provision of 40% for the quarter ended March 31, 1997. The Company's effective tax rate generally reflects the operations of its wholly-owned subsidiary, Camelback, which pays state premium tax rather than state income tax, although the impact of Camelback's results on state income tax during the first quarter of 1998 is not material. Although the Company believes that it has structured its Camelback arrangements to qualify for such tax treatment, any disallowance of this tax treatment could materially affect the Company's results of operations. The Company's effective tax rate will vary from time to time depending primarily on the mix of profits derived from the Company's various profit centers, the magnitude of nondeductible items relative to overall profitability and other factors. The Company's estimated effective tax rate for financial reporting purposes for 1998 is also based on estimates of the following items that are not deductible for tax purposes: (a) amortization of certain goodwill, and (b) one-half of the per diem allowance relating to meals paid to truck drivers under a Company sponsored program.

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------


Liquidity and Capital Resources

The Company defines liquidity as the ability to mobilize cash to meet operating, capital and acquisition financing needs. The Company's primary source of cash in the quarter ended March 31, 1998 was from operating activities.

Cash provided by operating activities was $3.6 million and $3.7 million during the quarters ended March 31, 1998 and 1997. Operating cash flows are derived from customers for full PEO services rendered by the Company and for stand-alone risk management/workers' compensation services. Payments from PEO customers typically are received on or within a few days of the date on which payroll checks are delivered to customers, and cover the cost of the payroll, payroll taxes, insurance, other benefit costs and the Company's administration fee. The Company's TEAM Services and LPC operations extend credit terms generally from 15 to 45 days as is customary in their respective market segments. Stand-alone risk management/workers' compensation services are billed in accordance with individual policies. The Company also extends credit terms for certain of its stand-alone risk management/workers' compensation clients by billing less than the expected premium over the policy term, with the difference paid on a deferred basis after the end of a policy year. If the Company expands in these market segments or enters into new market segments, or extends credit terms to additional clients, its working capital requirements may increase. Included in other assets is a receivable of approximately $2.9 million from a single stand-alone client as to which disputes have risen. The Company has initiated litigation against the former client seeking, among other remedies, collection of the receivable. While the Company believes that it will prevail in the litigation, there can be no assurance that this will be the case and an adverse outcome could result in the write-off of all or a substantial portion of the receivable.

Cash used in investing activities was $32.3 million and $5.5 million in the three months ended March 31, 1998 and 1997, respectively. Included in investing activities is $30.9 million of cash representing the Company's investment in marketable securities until such funds are needed. The Company expects to use certain of the net proceeds from the Note Offering (see below) to finance future acquisitions. Future acquisitions are expected to be a significant use of cash. See "Outlook: Issues and Risks-Management of Rapid Growth." In addition, cash purchase price payments are due in the second quarter of 1998 for two 1997 acquisitions. The amounts of the payments are based on the terms of the applicable purchase agreements and have not yet been determined, although they are not expected to be material. For the quarter ended March 31, 1998 and 1997, capital expenditures were $1.2 million and $.4 million, respectively. Capital expenditures in 1998 consisted primarily of computer equipment to enhance the Company's ability to support the Company's increased client base and the centralization of payroll processing and accounting systems. During 1998, the Company expects to continue to invest in additional computer and technological equipment. Although the Company continuously reviews its capital expenditure needs, management expects that 1998 capital expenditures will continue in order to meet the needs of the Company's base of worksite employees.

Cash used in financing activities was $60,000 for the three months ended March 31, 1998 compared to cash provided by financing activities of $3.5 million for the same period in 1997. Cash flows from financing activities during 1997 resulted primarily from the Company's borrowings.

At March 31, 1998 and December 31, 1997, the Company had cash and cash equivalents of $11.4 million and $40.1 million, respectively. Cash and cash equivalents are generally invested in high investment grade instruments with maturities of less than 90 days. Certain amounts of restricted cash and investments (see below) may have maturities beyond 90 days but are highly liquid. The Company generally maintains large cash balances to meet its daily payroll and payroll tax obligations. The Company is implementing a nationwide cash management program to minimize the requirement for cash on hand, though as the business continues to grow, cash requirements to meet daily obligations will increase. The Company is required through its fronting arrangements with Reliance to maintain restricted cash and investments to secure the future payment of workers' compensation losses primarily arising under its pre-1998 program. Such restricted cash and investments have been calculated based on estimates of ultimate losses under its workers' compensation program. For this purpose, ultimate losses are actuarially determined by the fronting carriers utilizing industry-wide data and regulatory requirements which may not reflect the Company's historical or expected ultimate losses. Restricted cash and investments are classified as a current asset as the Company settles and pays most workers' compensation claims within one year from occurrence. The Company cannot access restricted cash and investments without the agreement of Reliance. At March 31, 1998, $19 million was on deposit at Camelback as restricted cash and investments.

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------


On April 22, 1998, the Company completed a risk transfer of all of its pre-1998 workers' compensation claims liability to a third party insurer rated AAA by Standard & Poor's, effected through a Loss Portfolio Transfer (LPT) valued as of February 28, 1998. In exchange for a premium of $19.9 million (paid primarily from restricted cash and investments), the Company acquired reinsurance of $35 million to insure its pre-1998 workers compensation losses. Based upon the advice of its outside actuaries, the Company believes that the risk that pre-1998 liability could exceed the $35 million aggregate limit is extremely remote, although there can be no assurance. The LPT provides for profit sharing opportunities with the Company based on ultimate paid claims, though there can be no assurance whether or when a profit will be realized. No charge to earnings was recorded in connection with this transaction in 1998 or is expected in future periods, although a use of cash will be recorded in the second quarter of 1998.

Under Bermuda law, Camelback must maintain statutory capital and surplus in an amount based primarily on premium volume. Bermuda law also regulates the circumstances under which Camelback may transfer funds to its parent company, whether via loan, dividend or otherwise. Primarily due to the transition to a guaranteed cost workers' compensation program effective January 1, 1998 and the LPT completed in April 1998, these provisions of Bermuda law do not materially impact the Company.

At March 31, 1998 and December 31, 1997, the Company had working capital of $57.2 million and $58.3 million, respectively.

Note Offering

On October 21, 1997, the Company issued $85 million of Notes in an Offering (the Offering) effected as an exempt offering under the Securities Act of 1933 as amended (Securities Act). Approximately $50 million of the net proceeds of the Offering were used to repay certain indebtedness, and the remaining balance will be used for additional capital expenditures and general corporate purposes. Interest under the Notes is payable semi-annually commencing April 15, 1998, and the Notes are not callable until October 2001 subject to the terms of the Note Agreement. The Company incurred expenses related to the Offering of approximately $3.3 million and will amortize such costs over the life of the Notes. The Company filed a registration statement under the Securities Act, relating to an exchange offer for these Notes, which was declared effective in April 1998. The indenture under which the Notes were issued includes certain restrictions on use of cash, and other expenditures, by the Company including limitations on dividends, repurchases of Company shares and the incurrence of new indebtedness.

Amended Credit Facility

In connection with the Offering, the Company entered into an amended and restated credit facility (the "Amended Credit Facility") which provided for a revolving line of credit of $20.0 million, including letters of credit drawn thereunder. The Amended Credit Facility includes various borrowing rate options including borrowing rates at the prime rate or 175 basis points over London Interbank Offered Rate (LIBOR). The Company will pay a commitment fee of 25 basis points on the unused portion of the line and letter of credit fees of 75 to 175 basis points per annum. The Amended Credit Facility will mature on August 1, 1999. The principal loan covenants in the Amended Credit Facility are as follows: current ratio of at least 1.3 to 1; minimum net worth of at least $45 million as of June 30, 1997, adjusted by 75% of net income and other factors each and every fiscal year thereafter; senior debt to earnings before income taxes, interest expense and depreciation and amortization (EBITDA), as defined therein for the preceding four fiscal quarters of not more than 2.0 to 1 as of the end of each calendar year and maximum debt to EBITDA as reduced by a portion of available cash of 4.0 to 1. The Amended Credit Facility includes certain other customary covenants and is secured by substantially all of the Company's assets. As a result of 1997 and the first quarter of 1998 performance, the Company is not in compliance with certain financial covenants under the Amended Credit Facility, and may not borrow under the Amended Credit Facility unless it returns to compliance or is able to agree with the bank to the new covenants, as to which there can be no assurance. Because of the Company's current cash status, the Company does not believe that the current unavailability of the Amended Credit Facility will materially affect its liquidity, although there can be no assurance this will remain the case if cash needs significantly increase in the future.

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------


Outlook:  Issues and Risks

The following issues and risks, among others (including those discussed elsewhere herein), should also be considered in evaluating the Company's outlook.

Management of Rapid Growth

The Company's success depends, in part, upon its ability to achieve growth and manage this growth effectively. Since its formation, the Company has experienced rapid growth which has challenged the Company's management, personnel, resources and systems. As part of its business strategy, the Company intends to pursue continued growth through its sales and marketing capabilities, acquisitions and marketing alliances. If consummated as expected, the announced acquisition of SES, would be the largest acquisition to date in terms of both number of worksite employees and consideration paid, would significantly add to management responsibilities. Although the Company has expanded its management, personnel, resources and systems to manage future growth and to assimilate acquired operations, there can be no assurance that the Company will be able to maintain or accelerate its growth in the future or manage this growth effectively. Failure to do so could materially adversely affect the Company's business and financial performance. To accommodate growth, the Company is centralizing certain operations, which may result in temporary disruptions in operations. The Company also is in the process of upgrading, or has recently upgraded, certain of its systems, including upgrades to key systems in areas such as accounting, payroll and workers' compensation. There can be no assurance that these systems upgrades can be implemented successfully.

The Company has grown substantially in recent years through the acquisition of other PEO and similar companies. There can be no assurance that the Company will be able to find further attractive acquisition candidates at reasonable prices or, if it does, that other potential acquirers will not compete successfully with the Company for these candidates. Any significant increase in the number of companies competing with the Company to acquire PEOs would likely increase the cost of acquisitions and thereby limit the Company's ability to grow profitably through acquisitions. In addition, although the Company attempts to evaluate each acquisition candidate (including SES) thoroughly prior to an acquisition, there can also be no assurance that, once acquired, the Company will be able to achieve acceptable levels of revenues, profitability or productivity from the acquired company.

A portion of the Company's historical growth is attributable to its risk management/workers' compensation services program. The risks associated with rapid growth in this area include the potential for inadequate underwriting due to a lack of experience with new geographic markets and industries served, a shortage of experienced and trained personnel, and the need for sophisticated operating systems to help manage these risks. The Company recently converted its risk management information system to a new operating system to support this growth; there can be no assurance that this conversion will ultimately prove to be successful, or that other future changes in systems or procedures will be successfully completed. Any failure to manage growth in the risk management/workers' compensation program could have a material adverse effect on the Company's business and financial performance. The pricing of the Company's guaranteed cost and Ohio reinsurance policies in place as of January 1, 1998 are subject to annual negotiation, and the above factors could materially increase the Company's costs under such policies.

Adequacy of Loss Reserves; Loss and Claims Experience

The Company obtained fully-insured guaranteed cost workers' compensation coverage effective January 1, 1998, thereby eliminating, with limited exceptions, the Company's risk retention on workers' compensation claims arising after that date. The coverage was obtained through Stirling Cooke Risk Management Services, Inc. under a three-year arrangement, with pricing subject to annual review. The Company will retain risk up to $250,000 per occurrence with respect to a defined portfolio of stand-alone policies which were in place at December 31, 1997, which policies expire at various dates during 1998. The Company also will retain risk up to $50,000 per occurrence for claims under Ohio's monopolistic workers' compensation structure, with an aggregate liability limitation based on a percentage of Ohio manual premium. The Company believes that the transition to a guaranteed cost program and LPT transaction will reduce the uncertainty associated with the quarterly calculation of workers'
compensation costs while providing a premium cost structure for 1998 which compares favorably with historical costs. The availability of coverage and premium costs in future years are subject to change (including possible material upward adjustment of premium costs) based on loss experience and competitive conditions in the overall workers' compensation market.

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------


The Company's reserves for losses and loss adjustment expenses under its pre-1998 workers' compensation program and under the Ohio and stand-alone programs referred to in the preceding paragraph. are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. Reserves are estimates based on industry data and historical experience, and include judgments of the effects that future economic and social forces are likely to have on the Company's experience with the type of risk involved, circumstances surrounding individual claims and trends that may affect the probable number and nature of claims arising from losses not yet reported. Consequently, loss reserves are inherently uncertain and are subject to a number of circumstances that are highly variable and difficult to predict. This uncertainty is compounded in the Company's case by its rapid growth and limited experience. For these reasons, there can be no assurance that the Company's ultimate liability will not materially exceed its loss and loss adjustment expense reserves. If the Company's reserves prove to be inadequate, the Company will be required to increase reserves or corresponding loss payments with a corresponding reduction, which may be material, to the Company's operating results in the period in which the deficiency is identified.

State unemployment taxes are, in part, determined by the Company's unemployment claims experience. Medical claims experience also greatly impacts the Company's health insurance rates and claims cost from year to year, and directly impacts the Company under its self insured medical program. Should the Company experience a large increase in claims activity for unemployment, workers' compensation and/or healthcare, then its costs in these areas would increase. In such a case, the Company may not be able to pass these higher costs to its clients and would therefore have difficulty competing with PEOs with lower claims rates that may offer lower rates to clients. The Company has an arrangement with its largest client under which the Company remains responsible for medical claims above an agreed limit. In the first quarter of 1998, the Company incurred a liability of $400,000 relating to 1997 claims under this arrangement. While the Company does not believe that it will incur material liabilities under this arrangement, there can be no assurance that this will be the case.

Tax Treatment

The attractiveness to clients of a full-service PEO arrangement depends in part upon the tax treatment of payments for particular services and products under the Code (for example, the opportunity of employees to pay for certain benefits under a cafeteria plan using pre-tax dollars). The Internal Revenue Service
(IRS) has formed a Market Segment Study Group to examine whether PEOs, such as the Company, are for certain employee benefit and tax purposes the "employers" of worksite employees under the Code. The Company cannot predict either the timing or the nature of any final decision that may be reached by the IRS with respect to the Market Segment Study Group or the ultimate outcome of any such decision, nor can the Company predict whether the Treasury Department will issue a policy statement with respect to its position on these issues or, if issued, whether such statement would be favorable or unfavorable to the Company. If the IRS were to determine that the Company is not an "employer" under certain provisions of the Code, it could materially adversely affect the Company in several ways. With respect to benefit plans, the tax qualified status of the Company's 401(k) plans could be revoked, and the Company's cafeteria and medical reimbursement plans may lose their favorable tax status. If an adverse IRS determination were applied retroactively to disqualify benefit plans, employees' vested account balances under 401(k) plans would become taxable, an administrative employer such as the Company would lose its tax deductions to the extent its matching contributions were not vested, a 401(k) plan's trust could become a taxable trust and the administrative employer could be subject to liability with respect to its failure to withhold applicable taxes and with respect to certain contributions and trust earnings. In such event, the Company also would face the risk of client dissatisfaction and potential litigation by clients or worksite employees.

As the employer of record for many client companies and their worksite employees, the Company must account for and remit payroll, unemployment and other employment-related taxes to numerous federal, state and local tax, labor and unemployment authorities, and is subject to substantial penalties for failure to do so. From time to time, the Company has received notices or challenges which may adversely affect its tax rates and payments. For example, the State of Ohio recently issued a preliminary assessment of $2.57 million (plus penalty) relating to sales taxes potentially applicable to certain types of services. The Company is in the process of providing the State with additional information which, the Company believes, demonstrates that the assessment is in error. While the Company believes that no tax ultimately will be payable based on the preliminary assessment, there can be no assurance that this will be the case. In light of the IRS Market Segment Study Group and the general uncertainty in this area, certain proposed legislation has been drafted to clarify the employer status of PEOs in the context of the Code and benefit plans. However, there can be no assurance that such legislation will be proposed and adopted or in what form it would be

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------


adopted. Even if it were adopted, the Company may need to change aspects of its operations or programs to comply with any requirements which may ultimately be adopted. In particular, the Company may need to retain increased sole or shared control over worksite employees if the legislation is passed in its current form.

Credit Risks

As the employer of record for its worksite employees, the Company may be contractually obligated to pay their wages, benefit costs and payroll taxes. The Company typically bills a client company for these amounts in advance of or at each payroll date, and reserves the right to terminate its agreement with the client, and thereby the Company's liability for future payrolls to the client's worksite employees, if payment is not received within two days of the invoice date. Limited extended payment terms are offered in certain cases subject to local competitive conditions. The rapid turnaround necessary to process and make payroll payments leaves the Company vulnerable to client credit risks, some of which may not be identified prior to the time payroll payments are made. There can be no assurance that the Company will be able to timely terminate any delinquent accounts or that its contractual termination rights will be judicially enforced.

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

Litigation

As previously reported, the Company and certain of its present and former directors and executive officers have been named as defendants in ten actions filed between March 1997 and May 1997. While the exact claims and allegations vary, they all allege violations by the Company of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, with respect to the accuracy of statements regarding Company reserves and other disclosures made by the Company and certain directors and officers. These suits were filed after a significant drop in the trading price of the Company's Common Stock in March 1997. The suits have been consolidated before the U.S. District Court in Phoenix, Arizona, and a Consolidated Amended Complaint (Complaint) was filed on April 7, 1998. The Complaint seeks certification of a class consisting of purchasers of securities of the Company from November 14, 1995 through March 13, 1997, inclusive. The Complaint seeks the award of compensatory damages in an amount to be determined at trial, including interest thereon, and costs of the action, including attorney's fees. The Company believes that the Complaint is without merit and it intends to defend the consolidated action vigorously. However, the ultimate resolution of the consolidated actions could have a material adverse effect on the Company's results of operations and financial condition.

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

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------


Substantial Leverage

The Company has incurred significant debt primarily in connection with its expansion through acquisitions and its October 1997 issuance of the Senior Notes. As of March 31, 1998 and December 31, 1997, the Company had outstanding senior indebtedness of approximately $85 million and stockholders' equity of approximately $41.6 million and $42.4 million, respectively.

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

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------


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


Item 3.    Quantitative and Qualitative Disclosure About Market Risk

         Not yet required by Company.
                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------


Securities Class Actions

As previously reported, the Company and certain of its present and former directors and executive officers have been named as defendants in ten actions filed between March 1997 and May 1997. While the exact claims and allegations vary, they all allege violations by the Company of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, with respect to the accuracy of statements regarding Company reserves and other disclosures made by the Company and certain directors and officers. These suits were filed after a significant drop in the trading price of the Company's Common Stock in March 1997. The suits have been consolidated before the U.S. District Court in Phoenix, Arizona, and a Consolidated Amended Complaint (Complaint) was filed on April 7, 1998. The Complaint seeks certification of a class consisting of purchasers of securities of the Company from November 14, 1995 through March 13, 1997, inclusive. The Complaint seeks the award of compensatory damages in an amount to be determined at trial, including interest thereon, and costs of the action, including attorney's fees. The Company believes that the Complaint is without merit and it intends to defend the consolidated action vigorously. However, the ultimate resolution of the consolidated actions could have a material adverse effect on the Company's results of operations and financial condition.

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

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------


Item 2.  Changes in Securities

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



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         --------

         Exhibit
         Number            Description
         ------            -----------------------------------------------------

         10.1* Employment Agreement dated April 16, 1998 between Registrant and Mark J. Gambill

         10.2* Second Amended and Restated Employment Agreement and Amendment to Option Agreement dated as of April 7, 1998 by and among ESI, ESI-EAST, as employer, and Edward L. Cain, as Employee.

         10.3* Indemnification Agreements between the Registrant and: Mark J. Gambill (incorporated by reference to form of agreement included as exhibit 10.17.4 to the Company's December 31, 1997 10-K.)

         10.4 Asset Purchase, Joint Venture Termination and Mutual Release Agreement dated as of April 7, 1998 between ESI, ESI-EAST, Edward L. Cain and the Edward L.
                           Cain Agency, Inc.

         10.5              Reinsurance Binder for Loss Portfolio Transfer

         27                Financial Data Schedule


         *Designates management or compensatory agreements


 (b)     Reports on Form 8-K.
         -------------------

         Report dated February 20, 1998 reporting the issuance of the Company's shareholders rights plan. No financial statements were required in the report.

Employee Solutions, Inc.                                          March 31, 1998
--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 EMPLOYEE SOLUTIONS, INC.



           Date:   May 15, 1998                  /S/ Marvin D. Brody
               --------------------              ------------------------------
                                                 Marvin D. Brody
                                                 Chief Executive Officer




                                                 /S/ Morris C. Aaron
                                                 ------------------------------
                                                 Morris C. Aaron
                                                 Chief Financial Officer




                                                 /S/ John V. Prince
                                                 ------------------------------
                                                 John V. Prince
                                                 Chief Accounting Officer
                                       32