Form 10-Q
period 1998-06-30
EMPLOYEE SOLUTIONS INC
filed 1998-08-14
CIK 904897

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

              Yes |X|                                        No
                  ---                                            ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,794,495 Common shares, no par value were outstanding as of July 31, 1998.

                            EMPLOYEE SOLUTIONS, INC.

                                    FORM 10-Q

               Quarterly Report for the Period Ended June 30, 1998



--------------------------------------------------------------------------------

                                      INDEX

                                                                                                      Page
PART I.    Financial Information                                                                    Number
                                                                                                    ------
     Item 1.    Financial Statements

                  Consolidated Balance Sheets - June 30, 1998 and
                  December 31, 1997                                                                      2

                  Consolidated Statements of Operations for the
                  Quarters and Six Months Ended June 30, 1998 and 1997                                   3

                  Consolidated Statement of Changes in Stockholders'
                  Equity for the Six Months Ended June 30, 1998                                          4

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1998 and 1997                                                5

                  Notes to Consolidated Financial Statements                                             7

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                   19

     Item 3.    Quantitative and Qualitative Disclosure About Market Risk                               29


PART II.    Other Information

     Item 1.    Legal Proceedings                                                                       30

     Item 4.    Submission of Matters to a Vote of Security Holders                                     30

     Item 5.    Other Matters                                                                           31

     Item 6.    Exhibits and Reports on Form 8-K                                                        32


Signatures                                                                                              33


--------------------------------------------------------------------------------

Item 1. Financial Statements

                            EMPLOYEE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------
                                                                            June 30, December 31,
(In thousands of dollars, except share data)                                  1998      1997
-------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                  $ 17,703   $ 40,110
Investments and marketable securities                                        19,221       --
Restricted cash and investments                                                --       19,000
Accounts receivable, net                                                     43,836     57,467
Receivables from insurance companies                                          9,630      7,070
Prepaid expenses and deposits                                                 6,258      4,562
Income taxes receivable                                                       5,963      4,080
Deferred income taxes                                                         3,977      4,138
                                                                           --------   --------

                    Total current assets                                    106,588    136,427

Property and equipment, net                                                   4,920      3,159
Deferred income taxes                                                           485        485
Goodwill and other assets, net                                               67,960     67,146
                                                                           --------   --------

                    Total assets                                           $179,953   $207,217
                                                                           ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdrafts                                                            $  3,201   $   --
Accrued salaries, wages and payroll taxes                                    34,400     43,263
Accounts payable                                                              5,690      4,363
Accrued workers' compensation and healthcare                                  5,891     24,586
Other accrued expenses                                                        7,938      5,886
                                                                           --------   --------

                    Total current liabilities                                57,120     78,098
                                                                           --------   --------

Deferred income taxes                                                           698        517
                                                                           --------   --------

Long-term debt                                                               85,000     85,000
                                                                           --------   --------

Other long-term liabilities                                                   1,211      1,213
                                                                           --------   --------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock, nonvoting, no par value, 10,000,000
    shares authorized, no shares issued and outstanding                        --         --
Common stock, no par value, 75,000,000 shares authorized, 31,784,495 shares issued and outstanding June 30, 1998, and 31,683,120 shares
     issued and outstanding December 31, 1997                                34,675     34,420
Retained earnings                                                             1,239      7,866
Unrealized gain on investment securities                                         10        103
                                                                           --------   --------


                    Total stockholders' equity                               35,924     42,389
                                                                           --------   --------

                    Total liabilities and stockholders' equity             $179,953   $207,217
                                                                           ========   ========


-------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated balance sheets.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------
                                                      Quarter ended June 30,        Six months ended June 30,
(In thousands of dollars, except share            ----------------------------    ----------------------------
        and per share data)                            1998            1997           1998             1997
------------------------------------------------------------------------------    ----------------------------
Revenues                                          $    254,399    $    226,058    $    475,329    $    422,024
                                                  ------------    ------------    ------------    ------------

Cost of revenues:
   Salaries and wages of worksite employees            213,057         182,439         393,741         338,348
   Healthcare and workers' compensation                 15,639          16,038          29,906          31,109
   Payroll and employment taxes                         17,232          15,696          33,745          30,414
                                                  ------------    ------------    ------------    ------------

                  Cost of revenues                     245,928         214,173         457,392         399,871
                                                  ------------    ------------    ------------    ------------

Gross profit                                             8,471          11,885          17,937          22,153

Selling, general and administrative expenses            12,340           8,499          20,111          15,912
Depreciation and amortization                            1,544           1,083           2,830           2,048
                                                  ------------    ------------    ------------    ------------

                  Income (loss) from operations         (5,413)          2,303          (5,004)          4,193

Other income (expense):
   Interest income                                         376             252           1,146             447
   Interest expense                                     (2,152)         (1,123)         (4,272)         (2,065)
   Other                                                     2             (58)              5             (58)
                                                  ------------    ------------    ------------    ------------

Income (loss) before provision for income taxes         (7,187)          1,374          (8,125)          2,517


Income tax provision (benefit)                          (1,465)            550          (1,498)          1,007
                                                  ------------    ------------    ------------    ------------

                  Net income (loss)               $     (5,722)   $        824    $     (6,627)   $      1,510
                                                  ============    ============    ============    ============




Net income (loss) per common and
   common equivalent share:
                  Basic                           $       (.18)   $        .03    $       (.21)   $        .05
                  Diluted                         $       (.18)   $        .03    $       (.21)   $        .05


Weighted average number of common and
   common equivalent shares outstanding:
                  Basic                             31,766,725      30,888,061      31,734,062      30,840,094
                                                  ============    ============    ============    ============
                  Diluted                           31,766,725      32,003,224      31,734,062      32,549,438
                                                  ============    ============    ============    ============

--------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------
                                                                            Unrealized         Total
(In thousands of dollars,                 Preferred    Common   Retained       Gain on  Stockholders'
 except share data)                           Stock     Stock   Earnings   Investments        Equity
------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997               $    --     $ 34,420   $  7,866    $    103    $ 42,389

Issuance of 101,375 shares of common
stock in connection with exercise of
common stock options                          --          186       --          --           186
Tax benefit related to the exercise of
stock options                                 --           69       --          --            69
Change in unrealized net gains,
net of applicable taxes                       --         --         --           (93)        (93)
Net loss                                      --         --       (6,627)       --        (6,627)
                                         ---------   --------   --------    --------    --------


BALANCE, June 30, 1998                   $    --     $ 34,675   $  1,239    $     10    $ 35,924
                                         =========   ========   ========    ========    ========

------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------
                                                                                  Six months ended June 30,
                                                                              ----------------------------
(In thousands of dollars)                                                           1998              1997
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                                  $  488,960        $  405,409
Cash paid to suppliers and employees                                            (487,622)         (397,140)
Cash paid in loss portfolio transfer                                             (19,950)               --
Interest received                                                                  1,146               447
Interest paid                                                                     (4,163)           (2,065)
Income taxes paid, net                                                               (43)           (3,900)
                                                                              ----------        ----------

         Net cash (used in) provided by operating activities                     (21,672)            2,751
                                                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                (2,251)           (1,143)
Business acquisitions                                                               (796)           (4,307)
Deferred cost disbursements                                                         (633)               --
Change in investments and marketable securities                                  (19,221)               --
Change in restricted cash and investments                                         19,000            (2,500)
                                                                              ----------        ----------

         Net cash used in investing activities                                    (3,901)           (7,950)
                                                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                             --              4,500
Payment of deferred loan costs                                                      (221)               --
Proceeds from issuance of common stock                                               186               414
Increase (decrease) in bank overdraft                                              3,201               (86)
                                                                              ----------        ----------

         Net cash provided by financing activities                                 3,166             4,828
                                                                              ----------        ----------

Net decrease in cash and cash equivalents                                        (22,407)             (371)

CASH AND CASH EQUIVALENTS, beginning of period                                    40,110            10,980
                                                                              ----------        ----------

CASH AND CASH EQUIVALENTS, end of period                                      $   17,703        $   10,609
                                                                              ==========        ==========


----------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

----------------------------------------------------------------------------------------------------------
                                                                                  Six months ended June 30,
                                                                              -----------------------------
                                                                                    1998              1997
----------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
(USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)                                                             $   (6,627)       $    1,510
                                                                              ----------        ----------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
NET CASH (USED IN) PROVIDED BY OPERATING
ACTIVITIES:
Depreciation and amortization                                                      2,830             2,048
Loss on sale of fixed assets                                                          --                58
Decrease (increase) in accounts receivable, net                                   13,631           (15,568)
Increase in insurance company receivables                                         (2,560)           (1,047)
Increase in prepaid expenses and deposits                                         (1,696)           (1,512)
Decrease (increase) in deferred income taxes, net                                    342            (2,173)
(Increase) decrease in other assets                                               (1,528)            1,187
(Decrease) increase in accrued salaries,
      wages and payroll taxes                                                     (8,863)           13,834
(Decrease) increase in accrued workers'
       compensation and health insurance                                         (18,695)            4,153
Increase (decrease) in accounts payable                                            1,327              (796)
Increase in income taxes payable/receivable                                       (1,883)             (720)
Decrease in other accrued expenses and long-term liabilities                       2,050             1,777
                                                                              ----------        ----------
                                                                                 (15,045)            1,241
                                                                              ----------        ----------

         Net cash (used in) provided by operating activities                  $  (21,672)       $    2,751
                                                                              ==========        ==========


----------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Corporation

Employee Solutions, Inc. (together with its subsidiaries, "ESI" or the "Company") is a leading professional employer organization (PEO) providing employers throughout the United States with comprehensive employee payroll, human resources and benefits outsourcing services. The Company's integrated outsourcing services include payroll processing and reporting, human resources administration, employment regulatory compliance management, risk management/workers' compensation services, retirement and healthcare programs, and other products and services provided directly to worksite employees. At June 30, 1998, ESI serviced approximately 1,960 client companies with approximately 47,400 worksite employees in 47 states.

The Company conducts its business on a national scale across many industries and is not concentrated to any material extent within a single local market or industry, although the transportation industry, at approximately 27%, represents the largest concentration of clients, including one client, US Xpress Enterprises, Inc. (US Xpress), that generated approximately 20% of total revenues and a negative contribution to gross profit in the first six months of 1998. The Company has terminated its agreement with this client effective August 19, 1998.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. Results of operations for the quarter and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Principles of Consolidation

The consolidated financial statements include the activities of Employee Solutions, Inc. and its wholly owned subsidiaries from their respective acquisition dates. All acquisitions were accounted for as purchases. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The nature of the Company's business requires significant estimates to be made in the areas of workers' compensation and medical reserves and revenue recognized for retrospectively rated insurance policies. The actual results of these estimates may be unknown for a period of years. Actual results could differ from those estimates.

Statement of Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," January 1, 1998. As of June 30, 1998, the effect of SFAS No. 130 is not material.

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


Cash and Cash Equivalents and Investments and Marketable Securities

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less. All cash equivalents are invested in high quality investment grade instruments, such as commercial paper, at June 30, 1998 and December 31, 1997. In January 1998, the Company implemented an investment program to invest excess cash proceeds from its October 1997 senior note offering. Proceeds have been invested in liquid investment grade instruments, such as commercial paper and government securities with maturities primarily ranging from 90 days up to one year. Both cash and cash equivalents and investments and marketable securities are reflected in the financial statements and are stated at fair market value. Substantially all cash and cash equivalents are not insured at June 30, 1998.

Loss Portfolio Transfer

On April 22, 1998, the Company completed a risk transfer of all of its pre-1998 workers' compensation claims liability to a third party insurer, rated AAA by Standard & Poor's, effected through a Loss Portfolio Transfer (LPT) valued as of February 28, 1998. In exchange for a premium of $19.9 million (paid primarily from restricted cash and investments), the Company acquired reinsurance of $35 million to insure its pre-1998 workers' compensation losses. Based upon the advice of its outside actuaries, the Company believes that the risk that pre-1998 liability could exceed the $35 million aggregate limit is extremely remote, although there can be no assurance. The LPT provides for profit sharing opportunities with the Company based on ultimate paid claims, though there can be no assurance whether or when a profit will be realized. No charge to earnings was recorded in connection with this transaction in 1998 or is expected in future periods, although a use of cash from operations has been recorded in the second quarter of 1998.

Net Income Per Common and Common Equivalent Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share." The earnings per share amounts for quarter and six months ended June 30, 1997 have been restated to conform to the 1998 presentation as required by SFAS No. 128. The computation of adjusted net income and weighted average common and common equivalent shares used in the calculation of net income per common share is as follows:

----------------------------------------------------------------------------------------------------------
                                                                                    Quarter ended June 30,
                                            --------------------------------------------------------------
                                                                   1998                               1997
(In thousands of dollars, except            ---------------------------         --------------------------
share and per share data)                         Basic         Diluted              Basic         Diluted
----------------------------------------------------------------------------------------------------------
Weighted average of
common shares outstanding                    31,766,725      31,766,725         30,888,061      30,888,061

Dilutive effect of options
and warrants outstanding                             --              --                 --       1,115,163
                                            -----------     -----------         ----------     -----------

Weighted average of
common and common
equivalent shares                            31,766,725      31,766,725         30,888,061      32,003,224
                                            ===========     ===========         ==========     ===========


Net income (loss)                           $    (5,722)    $    (5,722)        $      824     $       824

Adjustments to net income                            --              --                 --             (20)
                                            -----------     -----------         ----------     -----------

Adjusted net income (loss) for
purposes of the income per
common share calculation                    $    (5,722)    $    (5,722)        $      824     $       804
                                            ===========     ===========         ==========     ===========

Net income (loss) per common and
common equivalent share                     $       (0.18)  $    (0.18)         $     0.03     $      0.03
                                            =============   ==========          ==========     ===========


----------------------------------------------------------------------------------------------------------

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------
                                                                                 Six months ended June 30,
                                            --------------------------------------------------------------
                                                   1998                               1997
(In thousands of dollars, except            ---------------------------         --------------------------
share and per share data)                         Basic         Diluted              Basic         Diluted
----------------------------------------------------------------------------------------------------------
Weighted average of
common shares outstanding                    31,734,062      31,734,062         30,840,094      30,840,094

Dilutive effect of options
and warrants outstanding                             --              --                 --       1,709,344
                                            -----------     -----------         ----------     -----------

Weighted average of
common and common
equivalent shares                            31,734,062      31,734,062         30,840,094      32,549,438
                                            ===========     ===========         ==========     ===========


Net income (loss)                           $    (6,627)    $    (6,627)        $    1,510     $     1,510

Adjustments to net income                            --              --                 --             (32)
                                            -----------     -----------         ----------     -----------

Adjusted net income (loss) for
purposes of the income per
common share calculation                    $    (6,627)    $    (6,627)        $    1,510     $     1,478
                                            ===========     ===========         ==========     ===========

Net income (loss) per common and
common equivalent share                     $       (0.21)  $    (0.21)         $     0.05     $      0.05
                                            =============   ==========          ==========     ===========


----------------------------------------------------------------------------------------------------------

The calculation of weighted average common and common equivalent shares for purposes of calculating the June 30, 1998 diluted earnings per share, excludes approximately 1,196,052 weighted average shares of options, warrants, and contingently issuable shares computed under the treasury stock method, as their effects would be anti-dilutive.



(2)   LONG-TERM DEBT:

Note Offering

On October 21, 1997, the Company issued $85 million of 10% Senior Notes due 2004 (the Notes) in an Offering (the Offering) exempt from registration under the Securities Act of 1933 as amended (Securities Act). Interest under the Notes is payable semi-annually commencing April 15, 1998, and the Notes are not callable until October 2001 subject to the terms of the Indenture under which the Notes were issued. In April 1998, the Company completed an exchange offer for these notes which was registered under the Securities Act. The Notes contain certain covenants which, among other things, limit the Company's ability to incur any future indebtedness.

The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned current and future subsidiaries. The Company's wholly-owned insurance subsidiary, which is a non-guarantor subsidiary, is subject to certain statutory and contractual restrictions which limit its ability to pay dividends or make loans to the Company or other subsidiaries. The financial statements presented below include the separate or combined financial position as of June 30, 1998 and December 31, 1997; the results of operations for the quarter and six months ended June 30, 1998 and June 30, 1997 and the statements of cash flows for the six months ended June 30, 1998 and June 30, 1997, of Employee Solutions, Inc. (Parent), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors).

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


Balance Sheets
----------------------------------------------------------------------------------------------------------
                                                                                            June 30, 1998
                                         -----------------------------------------------------------------
                                                                          Non-
(In thousands of dollars)                  Parent     Guarantors   Guarantors   Eliminating   Consolidated
----------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                $   5,554   $     8,314   $    3,835   $        --   $     17,703
Investments and marketable securities       19,109            --          112            --         19,221
Restricted cash and investments                 --            --           --            --             --
Accounts receivable, net                    15,562        25,934        2,340            --         43,836
Receivables from insurance companies            --         5,334        4,296            --          9,630
Prepaid expenses and deposits                4,398         1,771           89            --          6,258
Income taxes receivable                      5,963            --           --            --          5,963
Deferred income taxes                        3,977            --           --            --          3,977
Due from affiliates                         14,322       (14,995)       4,447        (3,774)            --
                                         ---------   -----------   ----------   -----------   ------------
        Total current assets                68,885        26,358       15,119        (3,774)       106,588

Property and equipment, net                  4,552           347           21            --          4,920
Deferred income taxes                          485            --           --            --            485
Goodwill and other assets, net              33,144        34,512          304            --         67,960
Investment in subsidiaries                  51,409            --           --       (51,409)            --
                                         ---------   -----------   ----------   -----------   ------------
        Total assets                     $ 158,475   $    61,217   $   15,444   $   (55,183)  $    179,953
                                         =========   ===========   ==========   ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdrafts                          $      --   $     3,201   $       --   $        --   $      3,201
Accrued salaries, wages and payroll taxes   12,419        20,243        1,738            --         34,400
Accounts payable                             1,280         4,390           20            --          5,690
Accrued workers' compensation
    and healthcare                           1,779         1,499        2,613            --          5,891
Income taxes payable                           152          (143)          (9)           --             --
Other accrued expenses                       4,512         1,253        2,173            --          7,938
Due to affiliates                           16,711        (9,470)      (3,467)       (3,774)            --
                                         ---------   -----------   ----------   -----------   ------------
        Total current liabilities           36,853        20,973        3,068        (3,774)        57,120
                                         ---------   -----------   ----------   -----------   ------------

Deferred income taxes                          698            --           --            --            698
                                         ---------   -----------   ----------   -----------   ------------
Long-term debt                              85,000            --           --            --         85,000
                                         ---------   -----------   ----------   -----------   ------------
Other long-term liabilities                     --         1,211           --            --          1,211
                                         ---------   -----------   ----------   -----------   ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock             --            --           --            --             --
Common stock, no par value                  34,675         2,622          771        (3,393)        34,675
Additional paid in capital                      --        26,342           50       (26,392)            --
Retained earnings                            1,239        10,069       11,555       (21,624)         1,239
Unrealized gain on
    investment securities                       10            --           --            --             10
                                         ---------   -----------   ----------   -----------   ------------

Total stockholders' equity                  35,924        39,033       12,376       (51,409)        35,924
                                         ---------   -----------   ----------   -----------   ------------
Total liabilities and stockholders'
    equity                               $ 158,475   $    61,217   $   15,444   $   (55,183)  $    179,953
                                         =========   ===========   ==========   ===========   ============

----------------------------------------------------------------------------------------------------------

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


Balance Sheets
----------------------------------------------------------------------------------------------------------
                                                                                        December 31, 1997
                                         -----------------------------------------------------------------
                                                                            Non-
(In thousands of dollars)                  Parent     Guarantors   Guarantors   Eliminating   Consolidated
----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                $  22,692   $    11,848   $    5,570   $        --   $     40,110
Restricted cash and
    investments                                 --            --       19,000            --         19,000
Accounts receivable, net                    20,822        34,360        2,285            --         57,467
Receivables from insurance
    companies                                   --         5,430        1,640            --          7,070
Prepaid expenses and deposits                2,822         1,465          275            --          4,562
Income taxes receivable                      4,080            --           --            --          4,080
Deferred income taxes                        4,138            --           --            --          4,138
Due from affiliates                         30,346        (1,122)      12,855       (42,079)            --
                                         ---------   -----------   ----------   -----------   ------------
        Total current assets                84,900        51,981       41,625       (42,079)       136,427

Property and equipment, net                  2,857           276           26            --          3,159
Deferred income taxes                          485            --           --            --            485
Goodwill and other assets, net              32,105        34,625          416            --         67,146
Investment in subsidiaries                  46,477            --           --       (46,477)            --
                                         ---------   -----------   ----------   -----------   ------------
        Total assets                     $ 166,824   $    86,882   $   42,067   $   (88,556)  $    207,217
                                         =========   ===========   ==========   ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdrafts                          $      --   $        --   $       --   $        --   $         --
Accrued salaries, wages and
    payroll taxes                           20,253        21,422        1,588            --         43,263
Accounts payable                             1,082         2,318          963            --          4,363
Accrued workers' compensation
    and healthcare                           1,612         2,211       20,763            --         24,586
Other accrued expenses                       2,612         2,541          733            --          5,886
Due to affiliates                           13,359        22,243        6,477       (42,079)            --
                                         ---------   -----------   ----------   -----------   ------------
        Total current liabilities           38,918        50,735       30,524       (42,079)        78,098
                                         ---------   -----------   ----------   -----------   ------------

Deferred income taxes                          517            --           --            --            517
                                         ---------   -----------   ----------   -----------   ------------
Long-term debt                              85,000            --           --            --         85,000
                                         ---------   -----------   ----------   -----------   ------------
Other long-term liabilities                     --         1,213           --            --          1,213
                                         ---------   -----------   ----------   -----------   ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock             --            --           --            --             --
Common stock, no par value                  34,420         2,622          771        (3,393)        34,420
Additional paid in capital                      --        26,342           50       (26,392)            --
Retained earnings                            7,866         5,970       10,722       (16,692)         7,866
Unrealized gain on
    investment securities                      103            --           --            --            103
                                         ---------   -----------   ----------   -----------   ------------

Total stockholders' equity                  42,389        34,934       11,543       (46,477)        42,389
                                         ---------   -----------   ----------   -----------   ------------
Total liabilities and stockholders'
equity                                   $ 166,824   $    86,882   $   42,067   $   (88,556)  $    207,217
                                         =========   ===========   ==========   ===========   ============

----------------------------------------------------------------------------------------------------------

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


Statements of Operations
----------------------------------------------------------------------------------------------------------
                                                                      For the Quarter Ended June 30, 1998
                                        ------------------------------------------------------------------
                                                                          Non-
(In thousands of dollars)                  Parent     Guarantors   Guarantors   Eliminating   Consolidated
----------------------------------------------------------------------------------------------------------
Revenues                                $   82,763   $   162,789   $    9,122   $      (275)  $    254,399
                                        ----------   -----------   ----------   -----------   ------------

Cost of revenues:
Salaries and wages of
    worksite employees                      69,611       134,686        8,760            --        213,057
Healthcare and workers'
    compensation                             4,331        11,433         (125)           --         15,639
Payroll and employment taxes                 5,926        10,558          748            --         17,232
                                        ----------   -----------   ----------   -----------   ------------

    Cost of revenues                        79,868       156,677        9,383            --        245,928
                                        ----------   -----------   ----------   -----------   ------------

    Gross profit                             2,895         6,112         (261)         (275)         8,471

Selling, general and
    administrative expenses                  8,338         3,971           31            --         12,340
Intercompany selling, general
    and administrative expense                 179            67           29          (275)            --
Depreciation and amortization                1,139           396            9            --          1,544
                                        ----------   -----------   ----------   -----------   ------------

Income (loss) from operations               (6,761)        1,678         (330)           --         (5,413)

Other income (expense):
Interest income                                220            23          133            --            376
Interest expense and other                  (2,223)           (3)          76            --         (2,150)
                                        ----------   -----------   ----------   -----------   ------------

Income (loss) before provision
    for income taxes                        (8,764)        1,698         (121)           --         (7,187)

Income tax provision (benefit)              (2,207)          810          (68)           --         (1,465)
                                         ---------   -----------   ----------   -----------   ------------

                                            (6,557)          888          (53)           --         (5,722)
Income from wholly-owned
    subsidiaries                               835            --           --          (835)            --
                                        ----------   -----------   ----------   -----------   ------------

Net income (loss)                       $   (5,722)  $       888   $      (53)  $      (835)  $     (5,722)
                                        ==========   ===========   ==========   ===========   ============

----------------------------------------------------------------------------------------------------------

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


Statements of Operations
----------------------------------------------------------------------------------------------------------
                                                                      For the Quarter Ended June 30, 1997
                                        ------------------------------------------------------------------
                                                                          Non-
(In thousands of dollars)                  Parent     Guarantors   Guarantors   Eliminating   Consolidated
----------------------------------------------------------------------------------------------------------
Revenues                                $  125,224   $    94,622   $   22,133   $   (15,921)  $    226,058
                                        ----------   -----------   ----------   -----------   ------------

Cost of revenues:
Salaries and wages of
    worksite employees                      91,290        72,098       11,248         7,803        182,439
Healthcare and workers'
    compensation                            20,936        12,994        4,572       (22,464)        16,038
Payroll and employment taxes                 7,211         7,547          938            --         15,696
                                        ----------   -----------   ----------   -----------   ------------

    Cost of revenues                       119,437        92,639       16,758       (14,661)       214,173
                                        ----------   -----------   ----------   -----------   ------------

    Gross profit                             5,787         1,983        5,375        (1,260)        11,885

Selling, general and
    administrative expenses                  5,519         2,883           97            --          8,499
Intercompany selling, general
    and administrative expense                 279           934           47        (1,260)            --
Depreciation and amortization                  576           498            9            --          1,083
                                        ----------   -----------   ----------   -----------   ------------

Income (loss) from operations                 (587)       (2,332)       5,222            --          2,303

Other income (expense):
Interest income                                  8           (19)         263            --            252
Interest expense and other                  (1,206)           55          (30)           --         (1,181)
                                        ----------   -----------   ----------   -----------   ------------

Income (loss) before provision
    for income taxes                        (1,785)       (2,296)       5,455            --          1,374

Income tax provision (benefit)                (981)         (918)       2,449            --            550
                                         ---------   -----------   ----------   -----------   ------------

                                              (804)       (1,378)       3,006            --            824
Income from wholly-owned
    subsidiaries                             1,628            --           --        (1,628)            --
                                        ----------   -----------   ----------   -----------   ------------

Net income (loss)                       $      824   $    (1,378)  $    3,006   $    (1,628)  $        824
                                        ==========   ===========   ==========   ===========   ============

----------------------------------------------------------------------------------------------------------

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


Statements of Operations
----------------------------------------------------------------------------------------------------------
                                                                   For the Six Months Ended June 30, 1998
                                        ------------------------------------------------------------------
                                                                          Non-
(In thousands of dollars)                  Parent     Guarantors   Guarantors    Eliminating  Consolidated
----------------------------------------------------------------------------------------------------------
Revenues                                $  152,430   $   305,728   $   18,544    $   (1,373)   $   475,329
                                        ----------   -----------   ----------    ----------    -----------

Cost of revenues:
Salaries and wages of
    worksite employees                     125,990       251,915       15,836            --        393,741
Healthcare and workers'
    compensation                             7,986        21,408          512            --         29,906
Payroll and employment taxes                11,972        20,273        1,500            --         33,745
                                        ----------   -----------   ----------    ----------    -----------

    Cost of revenues                       145,948       293,596       17,848            --        457,392
                                        ----------   -----------   ----------    ----------    -----------

    Gross profit                             6,482        12,132          696        (1,373)        17,937

Selling, general and
    administrative expenses                 14,449         5,552          110            --         20,111
Intercompany selling, general
    and administrative expense                 490           821           62        (1,373)            --
Depreciation and amortization                2,041           776           13            --          2,830
                                        ----------   -----------   ----------    ----------    -----------

Income (loss) from operations              (10,498)        4,983          511            --        (5,004)

Other income (expense):
Interest income                                577            43          526            --         1,146
Interest expense and other                  (4,417)           (1)         151            --        (4,267)
                                        ----------   -----------   ----------    ----------    ----------

Income (loss) before provision
    for income taxes                       (14,338)        5,025        1,188            --        (8,125)

Income tax provision (benefit)              (2,779)          927          354            --        (1,498)
                                         ---------   -----------   ----------    ----------    ----------

                                           (11,559)        4,098          834            --        (6,627)
Income from wholly-owned
    subsidiaries                             4,932            --           --        (4,932)            --
                                        ----------   -----------   ----------    ----------    -----------

Net income (loss)                       $   (6,627)  $     4,098   $      834    $   (4,932)   $   (6,627)
                                        ==========   ===========   ==========    ==========    ==========

----------------------------------------------------------------------------------------------------------

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


Statements of Operations
----------------------------------------------------------------------------------------------------------
                                                                   For the Six Months Ended June 30, 1997
                                        ------------------------------------------------------------------
                                                                          Non-
(In thousands of dollars)                  Parent     Guarantors   Guarantors    Eliminating  Consolidated
----------------------------------------------------------------------------------------------------------
Revenues                                $  225,670   $   180,076   $   41,303    $  (25,025)   $   422,024
                                        ----------   -----------   ----------    ----------    -----------

Cost of revenues:
Salaries and wages of
    worksite employees                     181,390       138,980       17,978            --        338,348
Healthcare and workers'
    compensation                            23,690        18,429       11,454       (22,464)        31,109
Payroll and employment taxes                16,134        12,709        1,571            --         30,414
                                        ----------   -----------   ----------    ----------    -----------

    Cost of revenues                       221,214       170,118       31,003       (22,464)       399,871
                                        ----------   -----------   ----------    ----------    -----------

    Gross profit                             4,456         9,958       10,300        (2,561)        22,153

Selling, general and
    administrative expenses                 10,809         4,902          201            --         15,912
Intercompany selling, general
    and administrative expense                 634         1,837           90        (2,561)            --
Depreciation and amortization                1,066           966           16            --          2,048
                                        ----------   -----------   ----------    ----------    -----------

Income (loss) from operations               (8,053)        2,253        9,993            --          4,193

Other income (expense):
Interest income                                 17             9          421            --            447
Interest expense and other                  (2,176)           53           --            --         (2,123)
                                        ----------   -----------   ----------    ----------    ----------

Income (loss) before provision
    for income taxes                       (10,212)        2,315       10,414            --          2,517

Income tax provision (benefit)              (4,085)          926        4,166            --          1,007
                                         ---------   -----------   ----------    ----------    -----------

                                            (6,127)        1,389        6,248            --          1,510
Income from wholly-owned
    subsidiaries                             7,637            --           --        (7,637)            --
                                        ----------   -----------   ----------    ----------    -----------

Net income (loss)                       $    1,510   $     1,389   $    6,248    $   (7,637)   $     1,510
                                        ==========   ===========   ==========    ==========    ===========

----------------------------------------------------------------------------------------------------------

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


Statements of Cash Flows
----------------------------------------------------------------------------------------------------------
                                                                   For the Six Months Ended June 30, 1998
                                        ------------------------------------------------------------------
                                                                          Non-
(In thousands of dollars)                  Parent     Guarantors   Guarantors   Eliminating   Consolidated
----------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO
    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:
Net income (loss)                       $   (6,627)  $     4,098   $      834   $    (4,932)  $     (6,627)
                                        ----------   -----------   ----------   -----------   ------------
ADJUSTMENTS TO RECONCILE
    NET INCOME TO NET CASH
    PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:
Depreciation and amortization                2,041           776           13            --          2,830
Decrease (increase) in accounts
     receivable,  net                        5,260         8,426          (55)           --         13,631
Decrease (increase) decrease in insurance
    company receivable                          --            96       (2,656)           --         (2,560)
(Increase) decrease in prepaid
     expenses and deposits                  (1,576)         (306)         186            --         (1,696)
Increase in deferred income taxes, net         342            --           --            --            342
(Increase) decrease in other assets         (1,663)          261         (126)           --         (1,528)
Increase (decrease)  from inter-
    company transactions                    14,715       (18,362)      (1,285)        4,932             --
(Decrease) increase in accrued salaries,
    wages, and payroll taxes                (7,834)       (1,179)         150            --         (8,863)
Increase (decrease) in accrued workers'
    compensation and health insurance          167          (712)     (18,150)           --        (18,695)
Increase in income taxes payable/receivable (1,883)           --           --            --         (1,883)
Increase (decrease) in accounts payable        198         2,072         (943)           --          1,327
(Decrease) increase in other accrued
    expenses and long-term liabilities       2,051        (1,432)       1,431            --          2,050
                                        ----------   -----------   ----------   -----------   ------------
                                            11,818       (10,360)     (21,435)        4,932        (15,045)
                                        ----------   -----------   ----------   -----------   ------------
        Net cash provided by (used in)
           operating activities              5,191        (6,262)     (20,601)           --        (21,672)
                                        ----------   -----------   ----------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment          (2,122)         (129)          --            --         (2,251)
Business acquisitions                         (430)         (344)         (22)           --           (796)
Deferred cost disbursements                   (633)           --           --            --           (633)
Change in investments
    and  marketable securities             (19,109)           --       18,888            --           (221)
                                        ----------   -----------   ----------   -----------   ------------
        Net cash (used in) provided by
           investing activities            (22,294)         (473)      18,866            --         (3,901)
                                        ----------   -----------   ----------   -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock         186            --           --            --            186
Increase in bank overdraft                      --         3,201           --            --          3,201
Payment of deferred
    loan costs                                (221)           --           --            --           (221)
                                        ----------   -----------   ----------   -----------   ------------
        Net cash (used in) provided by
            financing activities               (35)        3,201           --            --          3,166
                                        ----------   -----------   ----------   -----------   ------------
Net decrease in cash and cash
    equivalents                            (17,138)       (3,534)      (1,735)           --        (22,407)
CASH AND CASH EQUIVALENTS,
    beginning of period                     22,692        11,848        5,570            --         40,110
                                        ----------   -----------   ----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
    end of period                       $    5,554   $     8,314   $    3,835   $        --   $     17,703
                                        ==========   ===========   ==========   ===========   ============

----------------------------------------------------------------------------------------------------------

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


Statements of Cash Flows
----------------------------------------------------------------------------------------------------------
                                                                   For the Six Months Ended June 30, 1997
                                         -----------------------------------------------------------------
                                                                          Non-
(In thousands of dollars)                  Parent     Guarantors   Guarantors   Eliminating   Consolidated
----------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO
    NET CASH (USED IN) PROVIDED
    BY OPERATING ACTIVITIES:
Net income (loss)                        $   1,510   $     1,389   $    6,248   $    (7,637)  $      1,510
                                         ---------   -----------   ----------   -----------   ------------

ADJUSTMENTS TO RECONCILE
    NET INCOME TO NET CASH
    (USED IN) PROVIDED BY
    OPERATING ACTIVITIES:
Depreciation and amortization                1,066           966           16            --          2,048
Increase in accounts receivable,  net       (7,884)       (6,220)      (1,464)           --        (15,568)
(Increase)  decrease in insurance
    company receivable                          --        (2,147)       1,100            --         (1,047)
Increase in prepaid expenses and deposits     (544)         (545)        (423)           --         (1,512)
Increase in deferred
    income tax asset, net                     (652)       (1,521)          --            --         (2,173)
Decrease in other assets                        --         1,245           --            --          1,245
Increase (decrease)  from inter-
    company transactions                       (22)       (2,489)      (5,126)        7,637             --
Increase in accrued salaries,
    wages, and payroll taxes                 6,168         6,532        1,134            --         13,834
Increase (decrease) in accrued workers'
    compensation and health insurance        1,432          (252)       2,973            --          4,153
 (Decrease) increase in accounts payable       496        (1,571)         279            --           (796)
Increase (decrease) in income taxes payable    468        (1,188)          --            --           (720)
Increase in other accrued expenses              95         1,673            9            --          1,777
                                         ---------   -----------   ----------   -----------   ------------
                                               623        (5,517)      (1,502)        7,637          1,241
                                         ---------   -----------   ----------   -----------   ------------
        Net cash (used in)  provided by
           operating activities              2,133        (4,128)       4,746            --          2,751
                                         ---------   -----------   ----------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment          (1,143)           --           --            --         (1,143)
Business acquisitions                       (4,032)          (56)        (219)           --         (4,307)
Change in restricted cash
    and  investments                            --            --       (2,500)           --         (2,500)
                                         ---------   -----------   ----------   -----------   ------------
        Net cash used in investing
           activities                       (5,175)          (56)      (2,719)           --         (7,950)
                                         ---------   -----------   ----------   -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt     4,500            --           --            --          4,500
Proceeds from issuance of common stock         414            --           --            --            414
Decrease in bank overdraft and other            --           (86)          --            --            (86)
                                         ---------   -----------   ----------   -----------   ------------
        Net cash provided by
           financing activities              4,914           (86)          --            --          4,828
                                         ---------   -----------   ----------   -----------   ------------
Net (decrease) increase in cash and cash
    equivalents                              1,872        (4,270)       2,027            --           (371)
CASH AND CASH EQUIVALENTS,
    beginning of period                      2,435         6,747        1,798            --         10,980
                                         ---------   -----------   ----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
    end of period                        $   4,307   $     2,477   $    3,825   $        --   $     10,609
                                         =========   ===========   ==========   ===========   ============

----------------------------------------------------------------------------------------------------------

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


(3)   ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet at its fair value. SFAS No. 133 is effective for financial statements for periods ending after June 15, 1998. Adoption of SFAS No. 133 would have an immaterial effect on the June 30, 1998 and 1997 financial statements.


(4)   CONTINGENCIES:

As previously reported, the Company and certain of its present and former directors and executive officers have been named as defendants in ten actions filed between March 1997 and May 1997. While the exact claims and allegations vary, they all allege violations by the Company of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, with respect to the accuracy of statements regarding Company reserves and other disclosures made by the Company and certain directors and officers. These suits were filed after a significant drop in the trading price of the Company's Common Stock in March 1997. The suits have been consolidated before the U.S. District Court in Phoenix, Arizona, and a Consolidated Amended Complaint (Complaint) was filed on April 7, 1998. The Complaint has been provisionally certified a class action on behalf of purchasers of Company securities from November 14, 1995 through March 13, 1997, inclusive. The Complaint seeks the award of compensatory damages in an amount to be determined at trial, including interest thereon, and costs of the action, including attorneys' fees. On August 11, 1998 the court denied the Company's motion to dismiss the Complaint. The court has indicated that it will issue an opinion which specifies the basis for its denial of the Company's motion. Trial has been set in the action for January 19, 1999. The Company believes that the Complaint is without merit and it intends to defend the consolidated action vigorously. However, the ultimate resolution of the consolidated actions could have a material adverse effect on the Company's results of operations and financial condition.

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


(5)   SUBSEQUENT EVENT - THIRD QUARTER RESTRUCTURING CHARGE:

On August 11, 1998, the Company announced a restructuring and cost-reduction plan primarily involving the closing of remote payroll processing centers and other offices and various other expense reduction strategies. Where offices are being closed or consolidated, the Company will maintain an active sales and customer service presence to meet the local needs of customers and to support internal growth. Back office functions will be consolidated at the Company's Phoenix, Arizona headquarters to take advantage of recent investments in systems upgrades. The Company announced that it would take a restructuring charge in the third quarter of 1998 in an amount estimated to range between $1.7 million and $2.0 million, consisting primarily of lease cancellation costs and severance.

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


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


Results of Operations -- Overview

On August 11, 1998, the Company announced a restructuring and cost-reduction plan primarily involving the closing of remote payroll processing centers and other offices and various other expense reduction strategies. Where offices are being closed or consolidated, the Company will maintain an active sales and customer service presence to meet the local needs of customers and to support internal growth. Back office functions will be consolidated at the Company's Phoenix, Arizona headquarters to take advantage of recent investments in systems upgrades. The Company announced that it would take a restructuring charge in the third quarter of 1998 in an amount estimated to range between $1.7 million and $2.0 million, consisting primarily of lease cancellation costs and severance.

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

Employment related taxes consist of the employer's portion of payroll taxes required under FICA, which includes Social Security and Medicare; and federal and state unemployment taxes. The federal tax rates are defined by the appropriate federal regulations. State unemployment rates are subject to change each year based on, among other matters, claims histories and vary from state to state.

In periods from and after January 1, 1998, workers' compensation liabilities are fully insured under a guaranteed cost policy, subject to limited exceptions described below. Accordingly, workers' compensation expense primarily includes premiums paid to the Company's third party insurance carriers for workers' compensation insurance. Workers'

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


compensation expense during 1998 also includes the cost of a defined portfolio of stand-alone policies in place at December 31, 1997 which policies expire at various dates during 1998 and as to which the Company retains liability of $250,000 per occurrence plus the types of fees described below; and costs under the Company's self-insurance program in Ohio, where the Company retains liability of $50,000 per occurrence with an aggregate liability limitation.

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

Selling, General and Administrative Expenses

The Company's primary operating expenses are personnel expenses, other general and administrative expenses, and sales and marketing expenses. Personnel expenses include compensation, fringe benefits and other personnel expenses related to the Company's internal employees. Other general and administrative expenses include rent, office supplies and expenses, legal and accounting fees, bad debt expenses, insurance and other operating expenses. Sales and marketing expenses include commissions and salaries to sales personnel and related expenses.

Depreciation and Amortization

Depreciation and amortization consists primarily of the amortization of goodwill and deferred financing costs and the depreciation of property and equipment. The Company amortizes goodwill and deferred financing costs over periods of three to thirty years, depending on the assets acquired, using the straight-line method. Acquisitions generally result in considerable goodwill because PEOs generally require few fixed assets to conduct their operations.

Acquisitions

Period-to-period comparisons may be substantially affected by the Company's acquisition of other companies providing PEO services. The Company has accounted for its acquisitions using the "purchase" method of accounting, whereby the results of such acquired companies are reflected in the Company's financial statements prospectively from the date of acquisition. In addition to increasing revenues, acquisition activity can affect gross profits and margins because the industry mix of the acquired companies may differ from that of the Company. Further, during the transition period after an acquisition the Company may act to implement pricing changes where appropriate and to eliminate client relationships which do not meet the Company's risk or profitability profiles. Acquisition activity historically has increased the Company's workers' compensation expense, primarily by accelerating the Company's overall growth rate and accelerating its exposure in specific higher-risk segments, such as transportation. The Company also seeks to eliminate certain general and administrative costs of acquired companies although such results may not be achieved.

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

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


Operating Results

Margin comparisons are affected by the relative mix of stand-alone risk management/workers' compensation services, full PEO services, TEAM Services
(TEAM) services, and transportation services acquired in the Leaseway acquisition (LPC) in any particular period. Stand-alone risk management/workers' compensation services and LPC tend to have higher margins compared with full PEO services while TEAM tends to have lower margins.

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

Results of Operations--
Quarter and Six Months Ended June 30, 1998 Compared to Quarter and Six Months Ended June 30, 1997
----------------------------------------------------------------------------------------------------------

                                             Quarter Ended June 30,               Six Months Ended June 30,
                                 ---------------------------------       ---------------------------------
                                               Percent                                Percent
(In thousands of dollars)             1998     Change         1997            1998     Change         1997
----------------------------------------------------------------------------------------------------------
Revenues                         $ 254,399         13%    $226,058       $ 475,329         13%   $ 422,024
Cost of revenues                   245,928         15      214,173         457,392         14      399,871
Gross profit                         8,471        (29)      11,885          17,937        (19)      22,153
Selling, general and administrative 12,340         45        8,499          20,111         26       15,912
Depreciation and amortization        1,544         43        1,083           2,830         38        2,048
Interest income                        376         49          252           1,146        156          447
Interest expense                     2,152         92        1,123           4,272        107        2,065
Net income (loss)                   (5,722)      (794)         824          (6,627)      (539)       1,510

----------------------------------------------------------------------------------------------------------


Revenues

Revenues increased to $254.4 million for the quarter ended June 30, 1998 from $226.1 million for the quarter ended June 30, 1997, an increase of 13%. For the six months ended June 30, 1998, revenue was $475.3 million compared to $422.0 million for the six months ended June 30, 1997, an increase of 13%. Growth from internal sales and acquisitions was in part offset by factors such as attrition of clients and competitive pressures in the PEO and workers' compensation industries. Further, the Company has transitioned its sales operations from Atlanta to Phoenix during the first six months of 1998 which has had a short-term impact on internal sales. During the transition period, the Company is upgrading its sales training, sales reporting methodologies and sales related technological tools. While the Company expects that these steps will improve internally generated sales in the long run, there can be no assurance that this will be the case. The Company has terminated its subscriber service agreement with US Xpress Enterprises, Inc. (US Xpress) effective August 19, 1998. US Xpress accounted for 20% of revenues in the quarter and a negative contribution to gross profit. Accordingly, revenues for periods after August 19, 1998 will exclude US Xpress. See below discussion included in Cost of revenues. The number of worksite employees increased to approximately 47,400 covering approximately 1,960 client companies at June 30, 1998 from approximately 42,900 covering 1,444 client companies at June 30, 1997.

Revenues related to stand-alone risk management/workers' compensation services were $587,000 for the second quarter and $1.8 million for the six months ended June 30, 1998 compared with revenues of $3.6 million and $7.1 million for the second quarter and six months ended June 30, 1997, respectively. The decline in stand-alone revenues is attributable primarily to a change in business strategy, as the Company is not marketing new stand-alone policies in 1998. This change is the result of a determination to emphasize other PEO marketing strategies and because of the decreased profit opportunities resulting from increased price competition in the overall workers' compensation market. The Company's stand-alone policies will all expire by December 31, 1998, effectively eliminating this program.

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


Cost of revenues

Cost of revenues increased 15% to $245.9 million in the quarter ended June 30, 1998 from $214.2 million for the quarter ended June 30, 1997. For the six month period ended June 30, 1998, the cost of revenues was $457.4 million an increase of 14% over the $399.9 million for the six month period ended June 30, 1997. This increase is primarily due to the increase in the Company's business as described above. The cost of revenues was adversely affected in the quarter ended June 30, 1998 as a result of healthcare costs incurred under the US Xpress contract. Additional costs of $1.0 million were recorded in the quarter resulting in a loss on the US Xpress contract for the period. These additional costs in part led to the Company's decision to terminate the US Xpress contract. The Company intends to commence litigation or arbitration with respect to these and other amounts.

Workers' compensation expense for the quarter and six month periods ended June 30, 1998 compared favorably to the same periods in 1997. Expenses during 1998 are determined on a guaranteed cost basis to the Company (with limited exceptions), as compared to a partially self-insured basis in 1997.

Gross profit

The Company's gross profit margin decreased to 3.3% in the quarter ended June 30, 1998 from 5.3% in the quarter ended June 30, 1997. For the six month period ended June 30, 1998, the gross profit margin was 3.8% compared to 5.2% for the same period in 1997. This decrease was attributable to several factors including the impact of repricing existing clients due to competitive factors and lower margins on new business. The proportion of gross profit related to TEAM Services revenues, which have lower margins, increased in the period ended June 30, 1998 relative to the same period in 1997. The gross profit margin in 1998 has benefited from a reduction of the Company's effective state unemployment insurance tax rate and the guaranteed cost workers' compensation program. The Company generally earned a higher gross profit margin on revenues derived from its stand-alone risk management/workers' compensation services than on revenues derived from the Company's full-service PEO business, as PEO revenues generally include significant (and substantially offsetting) revenue and expense items for payroll and payroll-related costs for the worksite employees. Accordingly, gross margin has been negatively impacted by the increase in PEO revenues relative to stand-alone revenues.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended June 30, 1998 increased by approximately $3.8 million to $12.3 million, or 45%, from $8.5 million for the quarter ended June 30, 1997. Included in the quarter ended June 30, 1998 were significant charges not expected to recur in future periods, as described below. For the six month periods ended June 30, 1998 and 1997, respectively, selling, general and administrative expenses were $20.1 million and $16.0 million, a 26% increase. For the quarter ended June 30, 1998, the Company incurred non-recurring professional fees of approximately $400,000 primarily related to operational and strategic initiatives. Further, certain receivables primarily related to former sales and marketing operations in Atlanta totaling approximately $1.0 million were reserved for in the quarter. The receivables are non-customer related and include investments in sales personnel and strategic sales partners in the form of loans or commission advances. During the current quarter, the Company also wrote down approximately $1.6 million in accounts receivable relating to recent collection difficulties associated with the discontinuation of the Company's stand-alone workers' compensation program. Commission expense increased in the current quarter due to the increase in revenues discussed above and an increase in commissionable business. In addition, the Company also incurred approximately $200,000 in professional fees associated with the recently-terminated SES acquisition effort. On August 11, 1998, the Company announced a restructuring and cost-reduction plan that includes initiatives intended to significantly reduce selling, general and administrative costs. There can be no assurance that such initiatives can be implemented successfully and without certain disruptions in client service.

Depreciation and amortization

Depreciation and amortization represents depreciation of property and equipment and amortization of organizational costs, customer lists and goodwill. For the quarter ended June 30, 1998, depreciation and amortization expense totaled $1.5 million compared to $1.1 million for the quarter ended June 30, 1997. Total depreciation and amortization expense for the six months ended June 30, 1998 was $2.8 compared to $2.0 million for the six month period ended June 30, 1997. The increase was due primarily to goodwill amortization resulting from acquisitions in 1997, depreciation of communication and computer systems and the installation of a new fully-integrated accounting system in 1998. Goodwill amortization of these acquisitions was recognized from the date of acquisition. See "Liquidity and Capital Resources" below regarding the Company's issuance of $85 million in 10% Senior Notes due 2004, in particular as to the approximately $3.3 million in offering expenses which will be amortized over the term of the Notes.

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


Interest

Interest expense for the quarter ended June 30, 1998 totaled $2.2 million compared to $1.1 million for the quarter ended June 30, 1997. For the six month period ended June 30, 1998, interest expense totaled $4.3 million compared to $2.1 million for the six months ended June 30, 1997. The increase in interest expense is primarily due to increased borrowings including the Company's issuance of $85 million in 10% Senior Notes due 2004. For the quarter ended June 30, 1998 interest income totaled $376,000 compared to $252,000 for the quarter ended June 30, 1997. Interest income totaled $1.1 million for the six months ended June 30, 1998 compared to $447,000 for the same period ended June 30, 1997. The increase in interest income is primarily due to interest earned on cash held at the corporate level including excess proceeds from the note offering, and restricted cash and investments held for the future payment of workers' compensation claims at the Company's wholly owned insurance subsidiary, Camelback. Interest income decreased in the second quarter of 1998 and is expected to decrease in future periods as a result of the LPT which reduced restricted cash and investments by approximately $20.0 million in April 1998.

Effective tax rate

The Company's effective tax rate provides for federal, state and local income taxes. For the six months ended June 30, 1998, the Company recognized an effective tax rate benefit of 18% compared to a provision of 40% for the six months ended June 30, 1997. The Company's effective tax rate will vary from time to time depending primarily on the mix of profits derived from the Company's various profit centers, the magnitude of nondeductible items relative to overall profitability and other factors. The Company's estimated effective tax rate for financial reporting purposes for 1998 is also based on estimates of the following items that are not deductible for tax purposes: (a) amortization of certain goodwill, and (b) one-half of the per diem allowance relating to meals paid to truck drivers under a Company sponsored program.


Liquidity and Capital Resources

The Company defines liquidity as the ability to mobilize cash to meet operating, capital and acquisition financing needs. The Company's primary source of cash in the quarter ended June 30, 1998 was from operating activities.

Cash used by operating activities was $21.7 million for the six months ended June 30, 1998 compared to cash provided by operating activities of $2.8 million for the six months ended June 30, 1997. Excluding, the effects of the loss portfolio transfer and interest paid on the senior notes, cash flow from operations was $3.3 million for the six months ended June 30, 1998. Operating cash flows are derived from customers for full PEO services rendered by the Company and for stand-alone risk management/workers' compensation services. Payments from PEO customers typically are received on or within a few days of the date on which payroll checks are delivered to customers, and cover the cost of the payroll, payroll taxes, insurance, other benefit costs and the Company's administration fee. The Company's TEAM Services and LPC operations extend credit terms generally from 7 to 45 days as is customary in their respective market segments. Stand-alone risk management/workers' compensation services are billed in accordance with individual policies. The Company also extends credit terms for certain of its stand-alone risk management/workers' compensation clients by billing less than the expected premium over the policy term, with the difference paid on a deferred basis after the end of a policy year. If the Company expands in these market segments or enters into new market segments, or extends credit terms to additional clients, its working capital requirements may increase. Included in other assets is a receivable of approximately $2.9 million from a single stand-alone client as to which disputes have risen. The Company has initiated litigation against the former client seeking, among other remedies, collection of the receivable. While the Company believes that it will prevail in the litigation, there can be no assurance that this will be the case and an adverse outcome could result in the write-off of all or a substantial portion of the unreserved balance of the receivable.

Cash used in investing activities was $3.9 million and $8.0 million in the six months ended June 30, 1998 and 1997, respectively. Included in investing activities is $19.2 million of cash representing the Company's investment in marketable securities until such funds are needed. The Company expects to use certain of the net proceeds from the Note Offering (see below) to finance future acquisitions. Future acquisitions are expected to be a significant use of cash. See "Outlook: Issues and Risks-Management of Rapid Growth." In addition, the Company is in arbitration with certain selling shareholders related to the CMGR and ETIC acquisitions. The Company is in the process of resolving such matters which may result in the payment of additional purchase price. Such payments, if any, are not expected to be material to the Company's financial position. For the six months ended June 30, 1998 and 1997, capital expenditures were $2.3 million and $1.1 million, respectively. Capital expenditures in 1998 consisted primarily of computer equipment to enhance the Company's ability to support the Company's increased client base and the centralization of payroll processing and accounting systems. During 1998, the Company expects to continue to invest in additional computer and technological equipment. Although the Company continuously reviews its capital

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


expenditure needs, management expects that 1998 capital expenditures will continue in order to meet the needs of the Company's base of worksite employees.

Cash provided in financing activities was $3.2 million for the six months ended June 30, 1998 compared to cash provided by financing activities of $4.8 million for the same period in 1997. Cash flows from financing activities during 1997 resulted primarily from the Company's borrowings.

At June 30, 1998 and December 31, 1997, the Company had cash and cash equivalents of $17.7 million and $40.1 million, respectively. Cash and cash equivalents are generally invested in high investment grade instruments with maturities of less than 90 days. Certain amounts of restricted cash and investments (see below) may have maturities beyond 90 days but are highly liquid. The Company generally maintains large cash balances to meet its daily payroll and payroll tax obligations. The Company is implementing a nationwide cash management program to minimize the requirement for cash on hand, though as the business continues to grow, cash requirements to meet daily obligations will increase. In April, 1998 the Company completed an LPT which resulted in a one time payment of $19.9 million funded primarily from restricted cash and investments (see below).

On April 22, 1998, the Company completed a risk transfer of all of its pre-1998 workers' compensation claims liability to a third party insurer rated AAA by Standard & Poor's, effected through an LPT valued as of February 28, 1998. In exchange for a premium of $19.9 million (paid primarily from restricted cash and investments), the Company acquired reinsurance of $35 million to insure its pre-1998 workers compensation losses. Based upon the advice of its outside actuaries, the Company believes that the risk that pre-1998 liability could exceed the $35 million aggregate limit is extremely remote, although there can be no assurance. The LPT provides for profit sharing opportunities with the Company based on ultimate paid claims, though there can be no assurance whether or when a profit will be realized. No charge to earnings was recorded in connection with this transaction in 1998 or is expected in future periods, although a use of cash has been recorded in the second quarter of 1998.

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

At June 30, 1998 and December 31, 1997, the Company had working capital of $49.5 million and $58.3 million, respectively.

Note Offering

On October 21, 1997, the Company issued $85 million of Notes in an Offering (the Offering) effected as an exempt offering under the Securities Act of 1933 as amended (Securities Act). Interest under the Notes is payable semi-annually commencing April 15, 1998, and the Notes are not callable until October 2001 subject to the terms of the Note Agreement. The Company incurred expenses related to the Offering of approximately $3.3 million and will amortize such costs over the life of the Notes. In April 1998, the Company completed an exchange offer for these notes which was registered under the Securities Act. The indenture under which the Notes were issued includes certain restrictions on use of cash, and other expenditures, by the Company including limitations on dividends, repurchases of Company shares and the incurrence of new indebtedness.

Amended Credit Facility

In connection with the Offering, the Company entered into an amended and restated credit facility (the "Amended Credit Facility") which provided for a revolving line of credit of $20.0 million, including letters of credit drawn thereunder. The Amended Credit Facility includes various borrowing rate options including borrowing rates at the prime rate or 175 basis points over London Interbank Offered Rate (LIBOR). The Company will pay a commitment fee of 25 basis points on the unused portion of the line and letter of credit fees of 75 to 175 basis points per annum. The Amended Credit Facility will mature on August 1, 1999. The Amended Credit Facility includes various financial and other covenants and is secured by substantially all of the Company's assets. As a result of 1997 and 1998 performance, the Company is not in compliance with certain financial covenants under the Amended Credit Facility. Because the Company believes its current liquidity is sufficient to meet its anticipated needs, and in conjunction with the Company's overall cost reduction initiatives, the Company has initiated negotiations to reduce the facility and revise certain of its terms in order to reduce the fees payable thereafter.

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


Outlook:  Issues and Risks

The following issues and risks, among others (including those discussed elsewhere herein), should also be considered in evaluating the Company's outlook.

Restructuring and Cost-Reduction Plan

On August 11, 1998, the Company announced a restructuring and cost-reduction plan primarily involving the closing of remote payroll processing centers and other offices and various other expense reduction strategies. Where offices are being closed or consolidated, the Company will maintain an active sales and customer service presence to meet the local needs of customers and to support internal growth. Back office functions will be consolidated at the Company's Phoenix, Arizona headquarters to take advantage of recent investments in systems upgrades. The Company announced that it would take a restructuring charge in the third quarter of 1998 in an amount estimated to range between $1.7 million and $2.0 million, consisting primarily of lease cancellation costs and severance. While the Company believes that the plan will result in long-term improvements in its operational and customer service capabilities (in addition to significant operating expense reductions), there can be no assurance that the plan will not result in client attrition due to short-term disruptions in client service or that the recently-implemented systems upgrades will perform as intended.

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

Adequacy of Loss Reserves; Loss and Claims Experience

The Company obtained fully-insured guaranteed cost workers' compensation coverage effective January 1, 1998, thereby eliminating, with limited exceptions, the Company's risk retention on workers' compensation claims arising after that date. The coverage was obtained through Stirling Cooke Risk Management Services, Inc. under a three-year arrangement, with pricing subject to annual review. The Company will retain risk up to $250,000 per occurrence with respect to a defined portfolio of stand-alone policies which were in place at December 31, 1997, which policies expire at various dates during 1998. The Company also will retain risk up to $50,000 per occurrence for claims under Ohio's monopolistic workers' compensation structure, with an aggregate liability limitation. The Company believes that the transition to a guaranteed cost program and LPT transaction will reduce the uncertainty associated with the quarterly calculation of workers' compensation costs while providing a premium cost structure for 1998 which compares favorably with historical costs. The availability of coverage and premium costs in future years are subject to change (including possible material upward adjustment of premium costs) based on loss experience and competitive conditions in the overall workers' compensation market.

The Company's reserves for losses and loss adjustment expenses under its pre-1998 workers' compensation program and under the Ohio and stand-alone programs referred to in the preceding paragraph are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. Reserves are estimates based on industry data and historical experience, and include judgments of the effects that future economic and social forces are likely to have on the Company's experience with the type of risk involved, circumstances surrounding individual claims and trends that may affect the probable number and nature of claims arising from losses not yet reported. Consequently, loss reserves are inherently uncertain and are subject to a number of circumstances that are highly variable and difficult

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


to predict. This uncertainty is compounded in the Company's case by its rapid growth and limited experience. For these reasons, there can be no assurance that the Company's ultimate liability will not materially exceed its loss and loss adjustment expense reserves. If the Company's reserves prove to be inadequate, the Company will be required to increase reserves or corresponding loss payments with a corresponding reduction, which may be material, to the Company's operating results in the period in which the deficiency is identified.

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

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


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

Securities Litigation

As previously reported, the Company and certain of its present and former directors and executive officers have been named as defendants in ten actions filed between March 1997 and May 1997. While the exact claims and allegations vary, they all allege violations by the Company of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, with respect to the accuracy of statements regarding Company reserves and other disclosures made by the Company and certain directors and officers. These suits were filed after a significant drop in the trading price of the Company's Common Stock in March 1997. The suits have been consolidated before the U.S. District Court in Phoenix, Arizona, and a Consolidated Amended Complaint (Complaint) was filed on April 7, 1998. The Complaint has been provisionally certified a class action on behalf of purchasers of Company securities from November 14, 1995 through March 13, 1997, inclusive. The Complaint seeks the award of compensatory damages in an amount to be determined at trial, including interest thereon, and costs of the action, including attorneys' fees. On August 11, 1998 the court denied the Company's motion to dismiss the Complaint. The court has indicated that it will issue an opinion which specifies the basis for its denial of the Company's motion. Trial has been set in the action for January 19, 1999. The Company believes that the Complaint is without merit and it intends to defend the consolidated action vigorously. However, the ultimate resolution of the consolidated actions could have a material adverse effect on the Company's results of operations and financial condition.

Client Relationships

The Company's subscriber agreements with its clients generally may be canceled upon 30 days written notice of termination by either party, except where different arrangements are required by applicable law. While the Company believes that it has experienced favorable client retention in the past, there can be no assurance that those relationships will continue or that historical rates of retention will continue to be achieved. The short-term nature of most customer agreements means that clients could terminate a substantial portion of the Company's business upon short notice.

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

Substantial Leverage

The Company has incurred significant debt primarily in connection with its expansion through acquisitions and its October 1997 issuance of the Senior Notes. As of June 30, 1998 and December 31, 1997, the Company had outstanding senior indebtedness of approximately $85 million and stockholders' equity of approximately $35.9 million and $42.4 million, respectively.

The Company's ability to make scheduled principal payments in respect of, or to pay the interest or liquidated damages, if any, on, or to refinance, any of its indebtedness (including the Notes) will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors beyond its control. Based upon the Company's current level of operations, management believes that cash flow from operations and other available cash will be adequate to meet the Company's anticipated future requirements for working capital expenditures, scheduled lease payments and scheduled payments of interest on its indebtedness, including the Notes, for the foreseeable future. Due to financial covenant violations, the Company is currently not able to borrow under the Amended Credit Facility, which had been another source of liquidity. The Company may, however, need to refinance all or a portion of the principal of the Notes at or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated growth will occur or that future borrowings

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


will be available under the Amended Credit Facility or otherwise in an amount sufficient to enable the Company to service or refinance its indebtedness, including the Notes, or make anticipated capital expenditures and lease payments. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms. See "Liquidity and Capital Resources."

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

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


Competition

The market for many of the services provided by the Company is highly fragmented, with over 2,300 PEOs currently competing in the United States. Many of these PEOs have limited operations with relatively few worksite employees, but the Company believes that several are larger than or comparable to the Company in size. The Company also competes with non-PEO companies, whose offerings overlap with some of the Company's services, including payroll processing firms, insurance companies, temporary personnel companies and human resource consulting firms. In addition, as the PEO industry becomes better established, the Company expects that competition will continue to increase as existing PEO firms consolidate into fewer and better competitors and well-organized new entrants with potentially greater resources than the Company, including some of the non-PEO companies described above, continue to enter the PEO market.

Year 2000 Compliance

Many computer programs process transactions based on using two digits for the year of the transaction rather than a full four year digits (e.g. "98" for 1998). Systems that process Year 2000 transactions with the year "00" may encounter significant processing inaccuracies or inoperability. Management has determined that, like most other companies, it will be required to modify or replace portions of its software so that its information systems will be able to properly utilize dates subsequent to December 31, 1999. The Year 2000 issue will be addressed through either the modification of existing software or conversion to new software. However, if such transition is not completed on a timely basis, the Year 2000 issue could have a material impact on the Company's operations.

The Company began developing its plan to address Year 2000 in 1997. The plan includes hardware, software, electronic equipment and building systems, and evaluates risk associated with vendor readiness. Based on developments to date, the Company expects that the plan will be completed in a timely fashion and that Year 2000 issues will not have a material effect on the Company's results of operations. With respect to non-compliant software, the Company's expectation in this regard is based upon numerous assumptions of future events including the availability of certain resources, third party modifications and other factors, and there can be no assurance that the Company's current expectations will be met. Failure by third parties with which the Company interacts - particularly federal, state and local governments - could materially adversely affect the Company's operations.

The Company does not anticipate that the cost to achieve compliance will be material. The Company is not able at this time to quantify the likely financial effect of Year 2000 noncompliance by parties with which it conducts business.
The Company is in the process of evaluating contingency plans for such noncompliance.



Item 3.    Quantitative and Qualitative Disclosure About Market Risk

           Not yet required by Company.

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Securities Class Actions

As previously reported, the Company and certain of its present and former directors and executive officers have been named as defendants in ten actions filed between March 1997 and May 1997. While the exact claims and allegations vary, they all allege violations by the Company of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, with respect to the accuracy of statements regarding Company reserves and other disclosures made by the Company and certain directors and officers. These suits were filed after a significant drop in the trading price of the Company's Common Stock in March 1997. The suits have been consolidated before the U.S. District Court in Phoenix, Arizona, and a Consolidated Amended Complaint (Complaint) was filed on April 7, 1998. The Complaint has been provisionally certified a class action on behalf of purchasers of Company securities from November 14, 1995 through March 13, 1997, inclusive. The Complaint seeks the award of compensatory damages in an amount to be determined at trial, including interest thereon, and costs of the action, including attorneys' fees. On August 11, 1998 the court denied the Company's motion to dismiss the Complaint. The court has indicated that it will issue an opinion which specifies the basis for its denial of the Company's motion. Trial has been set in the action for January 19, 1999. The Company believes that the Complaint is without merit and it intends to defend the consolidated action vigorously. However, the ultimate resolution of the consolidated actions could have a material adverse effect on the Company's results of operations and financial condition.

From time to time, the Company is named as a defendant in lawsuits in the ordinary course of business. These lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.



Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 2, 1998. Of the 31,739,795 outstanding shares of the company's common stock as of the April 23, 1998 record date, 30,817,403 shares, or 97.1% of the total, were voted by proxy or in person.

(a) At the Annual Meeting of the Shareholders, the shareholders elected six directors. With respect to the election of directors, the following votes were cast in favor of, or withheld authority, for each of the following directors:

         -----------------------------------------------------------------------

                   Directors             In Favor of                   Withheld
         -------------------           -------------               ------------
         Marvin D. Brody                  29,467,361                  1,349,992
         Harvey A. Belfer                 29,504,534                  1,312,819
         Jeffery A. Colby                 29,510,634                  1,306,719
         Sara R. Dial                     29,495,564                  1,321,789
         Robert L. Mueller                29,470,274                  1,347,079
         Quentin P. Smith, Jr.            29,520,456                  1,296,897

         -----------------------------------------------------------------------

(b) At the Annual Meeting of Shareholders, the shareholders also voted on a proposal to amend the Company's 1995 Stock Option Plan to increase the number of shares available for grants by 1,000,000 shares. With respect to that amendment, of the reported 30,320,579 vote's cast, 26,245,148 were for, 3,940,949 were against and 134,482 abstained.

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


Item 5.  Other Matters

The Securities and Exchange Commission recently adopted new rules relating to the discretionary voting of proxies at shareholder meetings. Under the new rules, if a proponent of a matter for shareholder consideration fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement, then management proxies would be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement. This deadline is in addition to the advance bylaw notice provisions in the Company's bylaws; to the extent that the bylaws require a different period of time for receipt of notice, the provisions of the bylaws override the new SEC rules.

The Company has received a notice concerning the continued listing of its Common Stock on the NASDAQ National Market due to the recent failure to maintain a stock price of at least $5 per share. The Company has asked for a hearing at which it will request a temporary exception to the $5 requirement and discuss other strategies intended to maintain a NASDAQ listing. ESI's Common Stock will continue to trade on the NASDAQ National Market pending the outcome of the hearing.

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         --------

         Exhibit
         Number            Description
         ------            -----------------------


         27                Financial Data Schedule




 (b)     Reports on Form 8-K.
         --------------------

         Not applicable

Employee Solutions, Inc.                                           June 30, 1998
--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           EMPLOYEE SOLUTIONS, INC.



Date: August 14, 1998                      /s/ James E. Gorman
      ----------------------------         ------------------------------
                                           James E. Gorman
                                           Chief Executive Officer




                                           /s/ Morris C. Aaron
                                           ------------------------------
                                           Morris C. Aaron
                                           Chief Financial Officer




                                           /s/  John V. Prince
                                           ------------------------------
                                           John V. Prince
                                           Chief Accounting Officer
                                       33