Form 10-Q
period 1998-09-30
EMPLOYEE SOLUTIONS INC
filed 1998-11-16
CIK 904897

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

                 Yes |X|                                  No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
31,794,595 Common shares, no par value were outstanding as of October 30, 1998.

                            EMPLOYEE SOLUTIONS, INC.

                                    FORM 10-Q

            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1998



--------------------------------------------------------------------------------


                                      INDEX


                                                                           Page
PART I. Financial Information                                             Number

     Item 1. Financial Statements

                Consolidated Balance Sheets - September 30, 1998 and
                December 31, 1997                                            2

                Consolidated Statements of Operations for the
                Quarters and Nine Months Ended September 30, 1998 and 1997   3

                Consolidated Statement of Changes in Stockholders'
                Equity for the Nine Months Ended September 30, 1998          4

                Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1998 and 1997                5

                Notes to Consolidated Financial Statements                   7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      19

     Item 3. Quantitative and Qualitative Disclosure about Market Risk      31


PART II. Other Information

     Item 1. Legal Proceedings                                              32

     Item 6. Exhibits and Reports on Form 8-K                               33


Signatures                                                                  34


--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

                            EMPLOYEE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------

                                                                               SEPTEMBER 30,    December 31,
(In thousands of dollars, except share data)                                           1998            1997
-------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                      $      15,964    $      40,110
Investments and marketable securities                                                 19,416             --
Restricted cash and investments                                                         --             19,000
Accounts receivable, net                                                              40,877           57,467
Receivables from insurance companies                                                   7,724            7,070
Prepaid expenses and deposits                                                          5,656            4,562
Income taxes receivable                                                                5,040            4,080
Deferred income taxes                                                                  4,812            4,138
                                                                               -------------    -------------

                    Total current assets                                              99,489          136,427

Property and equipment, net                                                            4,744            3,159
Deferred income taxes                                                                    811              485
Goodwill and other assets, net                                                        64,955           67,146
                                                                               -------------    -------------

                    Total assets                                               $     169,999    $     207,217
                                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdrafts                                                                $       2,420    $        --
Accrued salaries, wages and payroll taxes                                             27,824           43,263
Accounts payable                                                                       4,808            4,363
Accrued workers' compensation and healthcare                                           8,152           24,586
Other accrued expenses                                                                10,919            5,886
                                                                               -------------    -------------

                    Total current liabilities                                         54,123           78,098

Deferred income taxes                                                                    890              517
                                                                               -------------    -------------

Long-term debt                                                                        85,000           85,000
                                                                               -------------    -------------

Other long-term liabilities                                                            1,211            1,213

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock, nonvoting, no par value, 10,000,000
    shares authorized, no shares issued and outstanding                                 --               --
Common stock, no par value, 75,000,000 shares authorized, 31,794,595 shares issued and outstanding September 30, 1998, and 31,683,120 shares
     issued and outstanding December 31, 1997                                         34,688           34,420
Retained (deficit) earnings                                                           (5,929)           7,866
Unrealized gain on investment securities                                                  16              103

                    Total stockholders' equity                                        28,775           42,389
                                                                               -------------    -------------

                    Total liabilities and stockholders' equity                 $     169,999    $     207,217
                                                                               =============    =============

-------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these consolidated balance sheets.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------

                                                       Quarter ended September 30,     Nine months ended September 30,
                                                  --------------------------------    --------------------------------
(In thousands of dollars, except share and per share data)  1998              1997              1998              1997
----------------------------------------------------------------------------------    --------------------------------

Revenues                                          $      231,636    $      233,093    $      706,965    $      655,117
                                                  --------------    --------------    --------------    --------------

Cost of revenues:
   Salaries and wages of worksite employees              193,768           191,035           587,509           529,568
   Healthcare and workers' compensation                   13,961            16,263            43,867            47,372
   Payroll and employment taxes                           14,937            15,260            48,682            45,489
                                                  --------------    --------------    --------------    --------------

                  Cost of revenues                       222,666           222,558           680,058           622,429
                                                  --------------    --------------    --------------    --------------

Gross profit                                               8,970            10,535            26,907            32,688

Selling, general and administrative expenses              11,208             8,201            31,319            24,113
Depreciation and amortization                              1,756             1,055             4,586             3,103
Restructuring expense                                      1,400              --               1,400              --
                                                  --------------    --------------    --------------    --------------


                  Income (loss) from operations           (5,394)            1,279           (10,398)            5,472

Other income (expense):
    Interest income                                          386               298             1,532               745
    Interest expense                                      (2,163)           (1,097)           (6,435)           (3,163)
    Other                                                      3                 4                 8               (53)
                                                  --------------    --------------    --------------    --------------

Income (loss) before provision for income taxes           (7,168)              484           (15,293)            3,001


Income tax provision (benefit)                              --                 253            (1,498)            1,260
                                                  --------------    --------------    --------------    --------------

                  Net income (loss)               $       (7,168)   $          231    $      (13,795)   $        1,741
                                                  ==============    ==============    ==============    ==============




Net income (loss) per common and
  common equivalent share:
                  Basic                           $         (.23)   $          .01    $         (.43)   $          .05
                  Diluted                         $         (.23)   $          .01    $         (.43)   $          .05


Weighted average number of common and
  common equivalent shares outstanding:
                  Basic                               31,792,787        31,394,532        31,753,815        31,026,938
                                                  ==============    ==============    ==============    ==============
                  Diluted                             31,792,787        32,513,699        31,753,815        33,229,898
                                                  ==============    ==============    ==============    ==============

----------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------

                                                                 Retained     Unrealized            Total
(In thousands of dollars,                Preferred     Common   (deficit)        Gain on    Stockholders'
 except share data)                          Stock      Stock    Earnings    Investments           Equity
---------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997               $    --     $ 34,420   $   7,866    $       103    $      42,389

Issuance of 111,475 shares of common
stock in connection with exercise of
common stock options                          --          199        --             --                199
Tax benefit related to the exercise of
stock options                                 --           69        --             --                 69
Change in unrealized net gains,
net of applicable taxes                       --         --          --              (87)             (87)
Net loss                                      --         --       (13,795)          --            (13,795)
                                         ---------   --------   ---------    -----------    -------------

BALANCE, SEPTEMBER 30, 1998              $    --     $ 34,688   $  (5,929)   $        16    $      28,775
                                         =========   ========   =========    ===========    =============

----------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------

                                                                   Nine months ended September 30,
                                                                  --------------------------------
(In thousands of dollars)                                                 1998               1997
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                      $    723,555       $    634,776
Cash paid to suppliers and employees                                  (724,995)          (620,458)
Cash paid in loss portfolio transfer                                   (19,950)              --
Interest received                                                        1,532                745
Interest paid                                                           (4,163)            (3,216)
Income taxes paid, net                                                   1,831             (2,711)
                                                                  ------------       ------------

         Net cash (used in) provided by operating activities           (22,190)             9,136
                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                      (2,405)            (1,520)
Business acquisitions                                                     (900)            (4,672)
Deferred cost disbursements                                               (633)              --
Change in investments and marketable securities                        (19,416)              --
Change in restricted cash and investments                               19,000             (4,500)
                                                                  ------------       ------------

         Net cash used in investing activities                          (4,354)           (10,692)
                                                                  ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                  --                5,200
Payment of deferred loan costs                                            (221)              --
Proceeds from issuance of common stock                                     199                414
Increase in bank overdraft and other                                     2,420                580
                                                                  ------------       ------------

         Net cash provided by financing activities                       2,398              6,194
                                                                  ------------       ------------

Net (decrease) increase in cash and cash equivalents                   (24,146)             4,638

CASH AND CASH EQUIVALENTS, beginning of period                          40,110             10,980
                                                                  ------------       ------------

CASH AND CASH EQUIVALENTS, end of period                          $     15,964       $     15,618
                                                                  ============       ============

-------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

--------------------------------------------------------------------------------------------------

                                                                   Nine months ended September 30,
                                                                  --------------------------------
                                                                          1998               1997
--------------------------------------------------------------------------------------------------

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
(USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)                                                 $    (13,795)      $      1,741
                                                                  ------------       ------------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
NET CASH (USED IN) PROVIDED BY OPERATING
ACTIVITIES:
Depreciation and amortization                                            4,586              3,103
Loss on sale of fixed assets                                              --                   58
Decrease (increase) in accounts receivable, net                         16,590            (18,494)
Increase in insurance company receivables                                 (654)            (1,847)
Increase in prepaid expenses and deposits                               (1,094)            (2,592)
Increase in deferred income taxes, net                                    (627)            (1,919)
Decrease in other assets                                                   161              2,563
(Decrease) increase in accrued salaries,
      wages and payroll taxes                                          (15,439)            18,044
(Decrease) increase in accrued workers'
      compensation and health insurance                                (16,434)             6,756
Increase in accounts payable, other accrued expenses
      and other long term liabilities                                    5,476              1,255
Change in income taxes payable/receivable                                 (960)               468
                                                                  ------------       ------------
                                                                        (8,395)             7,395
                                                                  ------------       ------------

         Net cash (used in) provided by operating activities      $    (22,190)      $      9,136
                                                                  ============       ============

----------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF CORPORATION

Employee Solutions, Inc. (together with its subsidiaries, "ESI" or the "Company") is a leading professional employer organization (PEO) providing employers throughout the United States with comprehensive employee payroll, human resources and benefits outsourcing services. The Company's integrated outsourcing services include payroll processing and reporting, human resources administration, employment regulatory compliance management, risk management/workers' compensation services, retirement and healthcare programs, and other products and services provided directly to worksite employees. At September 30, 1998, ESI serviced approximately 2,040 client companies with approximately 42,600 worksite employees in 47 states.

The Company conducts its business on a national scale across many industries and is not concentrated to any material extent within a single local market or industry, although the transportation industry, at approximately 27%, represents the largest concentration of clients.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. Results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

STATEMENT OF COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," January 1, 1998. As of September 30, 1998, the effect of SFAS No. 130 is not material.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AND INVESTMENTS AND MARKETABLE SECURITIES

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less. All cash equivalents are invested in high quality investment grade instruments, such as commercial paper, at September 30, 1998 and December 31, 1997. In January 1998, the Company implemented an investment program to invest excess cash proceeds from its October 1997 senior note offering. Proceeds have been invested in liquid investment grade instruments, such as commercial paper and government securities with maturities primarily ranging from 90 days up to one year. Both cash and cash equivalents and investments and marketable securities are reflected in the financial statements and are stated at fair market value. Substantially all cash and cash equivalents are not insured at September 30, 1998.

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

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share." The earnings per share amounts for quarter and nine months ended September 30, 1997 have been restated to conform to the 1998 presentation as required by SFAS No.
128. The computation of adjusted net income and weighted average common and common equivalent shares used in the calculation of net income per common share is as follows:

--------------------------------------------------------------------------------------------------------

                                                                             Quarter ended September 30,
                                            ------------------------------------------------------------
                                                                    1998                           1997
(In thousands of dollars, except share and  ----------------------------    ----------------------------
per share data)                                    Basic         Diluted           Basic        Diluted
--------------------------------------------------------------------------------------------------------

Weighted average of
common shares outstanding                     31,792,787      31,792,787      31,394,532     31,394,532

Dilutive effect of options
and warrants outstanding                            --              --              --        1,119,167
                                            ------------    ------------    ------------   ------------

Weighted average of
common and common
equivalent shares                             31,792,787      31,792,787      31,394,532     32,513,699
                                            ============    ============    ============   ============


Net income (loss)                           $     (7,168)   $     (7,168)   $        231   $        231

Adjustments to net income                           --              --              --              (20)
                                            ------------    ------------    ------------   ------------

Adjusted net income (loss) for
purposes of the income per
common share calculation                    $     (7,168)   $     (7,168)   $        231   $        211
                                            ============    ============    ============   ============

Net income (loss) per common and
common equivalent share                     $      (0.23)   $      (0.23)   $       0.01   $       0.01
                                            ============    ============    ============   ============

----------------------------------------------------------------------------------------------------------

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

                                                                         Nine months ended September 30,
                                            -----------------------------------------------------------
                                                                    1998                           1997
(In thousands of dollars, except share and  ----------------------------    ---------------------------
per share data)                                    Basic         Diluted           Basic        Diluted
-------------------------------------------------------------------------------------------------------

Weighted average of
common shares outstanding                     31,753,815      31,753,815      31,026,938     31,026,938

Dilutive effect of options
and warrants outstanding                            --              --              --        2,202,960
                                            ------------    ------------    ------------   ------------

Weighted average of
common and common
equivalent shares                             31,753,815      31,753,815      31,026,938     33,229,898
                                            ============    ============    ============   ============


Net income (loss)                           $    (13,795)   $    (13,795)   $      1,741   $      1,741

Adjustments to net income                           --              --              --              (53)
                                            ------------    ------------    ------------   ------------

Adjusted net income (loss) for
purposes of the income per
common share calculation                    $    (13,795)   $    (13,795)   $      1,741   $      1,688
                                            ============    ============    ============   ============

Net income (loss) per common and
common equivalent share                     $      (0.43)   $      (0.43)   $       0.05   $       0.05
                                            ============    ============    ============   ============

-------------------------------------------------------------------------------------------------------

The calculation of weighted average common and common equivalent shares for purposes of calculating the September 30, 1998 diluted earnings per share, excludes approximately 1,315,696 weighted average shares of options, warrants, and contingently issuable shares computed under the treasury stock method, as their effects would be anti-dilutive.


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

The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned current and future subsidiaries. The Company's wholly-owned insurance subsidiary, which is a non-guarantor subsidiary, is subject to certain statutory and contractual restrictions which limit its ability to pay dividends or make loans to the Company or other subsidiaries. The financial statements presented below include the separate or combined financial position as of September 30, 1998 and December 31, 1997; the results of operations for the quarters and nine months ended September 30, 1998 and September 30, 1997 and the statements of cash flows for the nine months ended September 30, 1998 and September 30, 1997, of Employee Solutions, Inc. (Parent), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors).

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------

                                                                                              September 30, 1998
                                             -------------------------------------------------------------------
                                                                             Non-
(In thousands of dollars)                       Parent    Guarantors   Guarantors    Eliminating    Consolidated
----------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                    $   5,557    $    5,128   $    5,279    $      --      $     15,964
Investments and marketable securities           19,303          --            113           --            19,416
Restricted cash and investments                   --            --           --             --              --
Accounts receivable, net                        11,522        27,851        1,504           --            40,877
Receivables from insurance companies              --            --          7,724           --             7,724
Prepaid expenses and deposits                    3,836         1,755           65           --             5,656
Income taxes receivable                          5,040          --           --             --             5,040
Deferred income taxes                            4,812          --           --             --             4,812
Due from affiliates                              8,419         1,938       (6,583)        (3,774)           --
                                             ---------    ----------   ----------    -----------    ------------
        Total current assets                    58,489        36,672        8,102         (3,774)         99,489

Property and equipment, net                      4,346           379           19           --             4,744
Deferred income taxes                              811          --           --             --               811
Goodwill and other assets, net                  32,079        32,588          288           --            64,955
Investment in subsidiaries                      52,764          --           --          (52,764)           --
                                             ---------    ----------   ----------    -----------    ------------
        Total assets                         $ 148,489    $   69,639   $    8,409    $   (56,538)   $    169,999
                                             =========    ==========   ==========    ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdrafts                              $    --      $    2,420   $     --      $      --      $      2,420
Accrued salaries, wages and payroll taxes        8,353        18,578          893           --            27,824
Accounts payable                                   769         1,256        2,783           --             4,808
Accrued workers' compensation
    and healthcare                               1,710         1,729        4,713           --             8,152
Income taxes payable                              --            --           --             --              --
Other accrued expenses                           7,337         1,541        2,041           --            10,919
Due to affiliates                               15,655         1,804      (13,685)        (3,774)           --
                                             ---------    ----------   ----------    -----------    ------------
        Total current liabilities               33,824        27,328       (3,255)        (3,774)         54,123
                                             ---------    ----------   ----------    -----------    ------------

Deferred income taxes                              890          --           --             --               890
                                             ---------    ----------   ----------    -----------    ------------
Long-term debt                                  85,000          --           --             --            85,000
                                             ---------    ----------   ----------    -----------    ------------
Other long-term liabilities                       --           1,211         --             --             1,211
                                             ---------    ----------   ----------    -----------    ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock               --            --           --             --              --
Common stock, no par value                      34,688         2,622          771         (3,393)         34,688
Additional paid in capital                        --          26,342           50        (26,392)           --
Retained earnings                               (5,929)       12,136       10,843        (22,979)         (5,929)
Unrealized gain on
    investment securities                           16          --           --             --                16
                                             ---------    ----------   ----------    -----------    ------------

Total stockholders' equity                      28,775        41,100       11,664        (52,764)         28,775
                                             ---------    ----------   ----------    -----------    ------------
Total liabilities and stockholders' equity   $ 148,489    $   69,639   $    8,409    $   (56,538)   $    169,999
                                             =========    ==========   ==========    ===========    ============

----------------------------------------------------------------------------------------------------------------

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------

                                                                                             December 30, 1998
                                             -----------------------------------------------------------------
                                                                            Non-
(In thousands of dollars)                      Parent   Guarantors    Guarantors   Eliminating    Consolidated
--------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                    $ 22,692   $   11,848    $    5,570   $      --      $     40,110
Restricted cash and
    investments                                  --           --          19,000          --            19,000
Accounts receivable, net                       20,822       34,360         2,285          --            57,467
Receivables from insurance
    companies                                    --          5,430         1,640          --             7,070
Prepaid expenses and deposits                   2,822        1,465           275          --             4,562
Income taxes receivable                         4,080         --            --            --             4,080
Deferred income taxes                           4,138         --            --            --             4,138
Due from affiliates                            30,346       (1,122)       12,855       (42,079)           --
                                             --------   ----------    ----------   -----------    ------------
        Total current assets                   84,900       51,981        41,625       (42,079)        136,427

Property and equipment, net                     2,857          276            26          --             3,159
Deferred income taxes                             485         --            --            --               485
Goodwill and other assets, net                 32,105       34,625           416          --            67,146
Investment in subsidiaries                     46,477         --            --         (46,477)           --
                                             --------   ----------    ----------   -----------    ------------
        Total assets                         $166,824   $   86,882    $   42,067   $   (88,556)   $    207,217
                                             ========   ==========    ==========   ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdrafts                              $   --     $     --      $     --     $      --      $       --
Accrued salaries, wages and
    payroll taxes                              20,253       21,422         1,588          --            43,263
Accounts payable                                1,082        2,318           963          --             4,363
Accrued workers' compensation
    and healthcare                              1,612        2,211        20,763          --            24,586
Other accrued expenses                          2,612        2,541           733          --             5,886
Due to affiliates                              13,359       22,243         6,477       (42,079)           --
                                             --------   ----------    ----------   -----------    ------------
        Total current liabilities              38,918       50,735        30,524       (42,079)         78,098
                                             --------   ----------    ----------   -----------    ------------

Deferred income taxes                             517         --            --            --               517
                                             --------   ----------    ----------   -----------    ------------
Long-term debt                                 85,000         --            --            --            85,000
                                             --------   ----------    ----------   -----------    ------------
Other long-term liabilities                      --          1,213          --            --             1,213
                                             --------   ----------    ----------   -----------    ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock              --           --            --            --              --
Common stock, no par value                     34,420        2,622           771        (3,393)         34,420
Additional paid in capital                       --         26,342            50       (26,392)           --
Retained earnings                               7,866        5,970        10,722       (16,692)          7,866
Unrealized gain on
    investment securities                         103         --            --            --               103
                                             --------   ----------    ----------   -----------    ------------

Total stockholders' equity                     42,389       34,934        11,543       (46,477)         42,389
                                             --------   ----------    ----------   -----------    ------------
Total liabilities and stockholders' equity   $166,824   $   86,882    $   42,067   $   (88,556)   $    207,217
                                             ========   ==========    ==========   ===========    ============

--------------------------------------------------------------------------------------------------------------

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------

                                                             For the Quarter Ended September 30, 1998
                                 --------------------------------------------------------------------
                                                                  Non-
(In thousands of dollars)           Parent    Guarantors    Guarantors    Eliminating    Consolidated
-----------------------------------------------------------------------------------------------------

Revenues                         $  65,197    $  157,531    $    9,149    $      (241)   $    231,636
                                 ---------    ----------    ----------    -----------    ------------

Cost of revenues:
Salaries and wages of
    worksite employees              54,916       131,456         7,396           --           193,768
Healthcare and workers'
    compensation                     1,254        11,013         1,694           --            13,961
Payroll and employment taxes          4823         9,523           591           --            14,937
                                 ---------    ----------    ----------    -----------    ------------

    Cost of revenues                60,993       151,992         9,681           --           222,666
                                 ---------    ----------    ----------    -----------    ------------

    Gross profit                     4,204         5,539          (532)          (241)          8,970

Selling, general and
    administrative expenses          7,044         3,414           750           --            11,208
Intercompany selling, general
    and administrative expense         214            (1)           28           (241)           --
Depreciation and amortization        1,343           406             7           --             1,756
Restructuring expense                1,400          --            --             --             1,400
                                 ---------    ----------    ----------    -----------    ------------


Income (loss) from operations       (5,797)        1,720        (1,317)          --            (5,394)

Other income (expense):
Interest income                        289            86            11           --               386
Interest expense and other          (2,239)            4            75           --            (2,160)
                                 ---------    ----------    ----------    -----------    ------------

Income (loss) before provision
    for income taxes                (7,747)        1,810        (1,231)          --            (7,168)

Income tax provision (benefit)         776          (258)         (518)          --              --
                                 ---------    ----------    ----------    -----------    ------------

                                    (8,523)        2,068          (713)          --            (7,168)
Income from wholly-owned
    subsidiaries                     1,355          --            --           (1,355)           --
                                 ---------    ----------    ----------    -----------    ------------

Net income (loss)                $  (7,168)   $    2,068    $     (713)   $    (1,355)   $     (7,168)
                                 =========    ==========    ==========    ===========    ============

-----------------------------------------------------------------------------------------------------

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------

                                                             For the Quarter Ended September 30, 1997
                                 --------------------------------------------------------------------
                                                                  Non-
(In thousands of dollars)           Parent    Guarantors    Guarantors    Eliminating    Consolidated
-----------------------------------------------------------------------------------------------------

Revenues                         $ 106,926    $  109,485    $   12,766    $     3,916    $    233,093
                                 ---------    ----------    ----------    -----------    ------------

Cost of revenues:
Salaries and wages of
    worksite employees             105,142        93,818         9,374        (17,299)        191,035
Healthcare and workers'
    compensation                   (13,382)        1,664         5,517         22,464          16,263
Payroll and employment taxes         8,285         6,217           758           --            15,260
                                 ---------    ----------    ----------    -----------    ------------

    Cost of revenues               100,045       101,699        15,649          5,165         222,558
                                 ---------    ----------    ----------    -----------    ------------

    Gross profit                     6,881         7,786        (2,883)        (1,249)         10,535

Selling, general and
    administrative expenses          5,698         2,391           112           --             8,201
Intercompany selling, general
    and administrative expense         404           804            41         (1,249)           --
Depreciation and amortization          677           370             8           --             1,055
                                 ---------    ----------    ----------    -----------    ------------

Income (loss) from operations          102         4,221        (3,044)          --             1,279

Other income (expense):
Interest income                          9            70           219           --               298
Interest expense and other          (1,160)          (52)          119           --            (1,093)
                                 ---------    ----------    ----------    -----------    ------------

Income (loss) before provision
    for income taxes                (1,049)        4,239        (2,706)          --               484

Income tax provision (benefit)        (645)        1,827          (929)          --               253
                                 ---------    ----------    ----------    -----------    ------------

                                      (404)        2,412        (1,777)          --               231
Income from wholly-owned
    subsidiaries                       635          --            --             (635)           --
                                 ---------    ----------    ----------    -----------    ------------

Net income (loss)                $     231    $    2,412    $   (1,777)   $      (635)   $        231
                                 =========    ==========    ==========    ===========    ============

-----------------------------------------------------------------------------------------------------

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------

                                                        For the Nine Months Ended September 30, 1998
                                 -------------------------------------------------------------------
                                                                 Non-
(In thousands of dollars)           Parent    Guarantors   Guarantors    Eliminating    Consolidated
----------------------------------------------------------------------------------------------------

Revenues                         $ 217,627    $  463,259   $   27,693    $    (1,614)   $    706,965
                                 ---------    ----------   ----------    -----------    ------------

Cost of revenues:
Salaries and wages of
    worksite employees             180,906       383,371       23,232           --           587,509
Healthcare and workers'
    compensation                     9,240        32,421        2,206           --            43,867
Payroll and employment taxes        16,795        29,796        2,091           --            48,682
                                 ---------    ----------   ----------    -----------    ------------

    Cost of revenues               206,941       445,588       27,529           --           680,058
                                 ---------    ----------   ----------    -----------    ------------

    Gross profit                    10,686        17,671          164         (1,614)         26,907

Selling, general and
    administrative expenses         21,493         8,966          860           --            31,319
Intercompany selling, general
    and administrative expense         704           820           90         (1,614)           --
Depreciation and amortization        3,384         1,182           20           --             4,586
Restructuring expense                1,400          --           --             --             1,400
                                 ---------    ----------   ----------    -----------    ------------

Income (loss) from operations      (16,295)        6,703         (806)          --           (10,398)

Other income (expense):
Interest income                        866           129          537           --             1,532
Interest expense and other          (6,656)            3          226           --            (6,427)
                                 ---------    ----------   ----------    -----------    ------------

Income (loss) before provision
    for income taxes               (22,085)        6,835          (43)          --           (15,293)

Income tax provision (benefit)      (2,003)          669         (164)          --            (1,498)
                                 ---------    ----------   ----------    -----------    ------------

                                   (20,082)        6,166          121           --           (13,795)
Income from wholly-owned
    subsidiaries                     6,287          --           --           (6,287)           --
                                 ---------    ----------   ----------    -----------    ------------

Net income (loss)                $ (13,795)   $    6,166   $      121    $    (6,287)   $    (13,795)
                                 =========    ==========   ==========    ===========    ============

----------------------------------------------------------------------------------------------------

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------

                                                       For the Nine Months Ended September 30, 1997
                                 ------------------------------------------------------------------
                                                                 Non-
(In thousands of dollars)           Parent    Guarantors   Guarantors   Eliminating    Consolidated
---------------------------------------------------------------------------------------------------

Revenues                         $ 332,596    $  289,561   $   54,069   $   (21,109)   $    655,117
                                 ---------    ----------   ----------   -----------    ------------

Cost of revenues:
Salaries and wages of
    worksite employees             286,717       232,798       27,352       (17,299)        529,568
Healthcare and workers'
    compensation                    10,308        20,093       16,971          --            47,372
Payroll and employment taxes        24,234        18,926        2,329          --            45,489
                                 ---------    ----------   ----------   -----------    ------------

    Cost of revenues               321,259       271,817       46,652       (17,299)        622,429
                                 ---------    ----------   ----------   -----------    ------------

    Gross profit                    11,337        17,744        7,417        (3,810)         32,688

Selling, general and
    administrative expenses         16,507         7,293          313          --            24,113
Intercompany selling, general
    and administrative expense       1,038         2,641          131        (3,810)           --
Depreciation and amortization        1,743         1,336           24          --             3,103
                                 ---------    ----------   ----------   -----------    ------------

Income (loss) from operations       (7,951)        6,474        6,949          --             5,472

Other income (expense):
Interest income                         26            79          640          --               745
Interest expense and other          (3,336)            1          119          --            (3,216)
                                 ---------    ----------   ----------   -----------    ------------

Income (loss) before provision
    for income taxes               (11,261)        6,554        7,708          --             3,001

Income tax provision (benefit)      (4,730)        2,753        3,237          --             1,260
                                 ---------    ----------   ----------   -----------    ------------

                                    (6,531)        3,801        4,471          --             1,741
Income from wholly-owned
    subsidiaries                     8,272          --           --          (8,272)           --
                                 ---------    ----------   ----------   -----------    ------------

Net income (loss)                $   1,741    $    3,801   $    4,471   $    (8,272)   $      1,741
                                 =========    ==========   ==========   ===========    ============

---------------------------------------------------------------------------------------------------

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------

                                                                     For the Nine Months Ended September 30, 1998
                                              -------------------------------------------------------------------
                                                                              Non-
(In thousands of dollars)                       Parent    Guarantors    Guarantors    Eliminating    Consolidated
-----------------------------------------------------------------------------------------------------------------

RECONCILIATION OF NET INCOME TO
  NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
Net income (loss)                             $(13,795)   $    6,166    $      121    $    (6,287)   $    (13,795)
                                              --------    ----------    ----------    -----------    ------------

ADJUSTMENTS TO RECONCILE
  NET INCOME TO NET CASH
  PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
Depreciation and amortization                    3,384         1,182            20           --             4,586
Decrease in accounts receivable,  net            9,300         6,509           781           --            16,590
Decrease (increase) decrease in insurance
  company receivable                              --           5,430        (6,084)          --              (654)
(Increase) decrease in prepaid
  expenses and deposits                         (1,014)         (290)          210           --            (1,094)
Increase in deferred income taxes, net            (627)         --            --             --              (627)
(Increase) decrease in other assets             (2,370)        2,381           150           --               161
Increase (decrease)  from inter-
  company transactions                          19,032       (24,582)         (737)         6,287            --
Decrease in accrued salaries,
  wages, and payroll taxes                     (11,900)       (2,844)         (695)          --           (15,439)
Increase (decrease) in accrued workers'
  compensation and health insurance                 98          (482)      (16,050)          --           (16,434)
Increase (decrease) in accounts payable          4,412        (2,064)        3,128           --             5,476
Change in income taxes payable/receivable         (960)         --            --             --              (960)
                                              --------    ----------    ----------    -----------    ------------
                                                19,355       (14,760)      (19,277)         6,287          (8,395)
                                              --------    ----------    ----------    -----------    ------------
        Net cash provided by (used in)
           operating activities                  5,560        (8,594)      (19,156)          --           (22,190)
                                              --------    ----------    ----------    -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment              (2,203)         (202)         --             --            (2,405)
Business acquisitions                             (534)         (344)          (22)          --              (900)
Deferred cost disbursements                       (633)         --            --             --              (633)
Change in investments
  and  marketable securities                   (19,303)         --          18,887           --              (416)
                                              --------    ----------    ----------    -----------    ------------
        Net cash (used in) provided by
           investing activities                (22,673)         (546)       18,865           --            (4,354)
                                              --------    ----------    ----------    -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock             199          --            --             --               199
Increase in bank overdraft                        --           2,420          --             --             2,420
Payment of deferred
  loan costs                                      (221)         --            --             --              (221)
                                              --------    ----------    ----------    -----------    ------------
        Net cash (used in) provided by
            financing activities                   (22)        2,420          --             --             2,398
                                              --------    ----------    ----------    -----------    ------------
Net decrease in cash and cash
  equivalents                                  (17,135)       (6,720)         (291)          --           (24,146)
CASH AND CASH EQUIVALENTS,
  beginning of period                           22,692        11,848         5,570           --            40,110
                                              --------    ----------    ----------    -----------    ------------
CASH AND CASH EQUIVALENTS,
  end of period                               $  5,557    $    5,128    $    5,279    $      --      $     15,964
                                              ========    ==========    ==========    ===========    ============

-----------------------------------------------------------------------------------------------------------------

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------

                                                                     For the Nine Months Ended September 30, 1997
                                              -------------------------------------------------------------------
                                                                              Non-
(In thousands of dollars)                       Parent    Guarantors    Guarantors    Eliminating    Consolidated
-----------------------------------------------------------------------------------------------------------------

RECONCILIATION OF NET INCOME TO
    NET CASH (USED IN) PROVIDED
    BY OPERATING ACTIVITIES:
Net income (loss)                             $  1,741    $    3,801    $    4,471    $    (8,272)   $      1,741
                                              --------    ----------    ----------    -----------    ------------

ADJUSTMENTS TO RECONCILE
    NET INCOME TO NET CASH
    (USED IN) PROVIDED BY
    OPERATING ACTIVITIES:
Depreciation and amortization                    1,743         1,336            24           --             3,103
Increase in accounts receivable,  net           (5,455)      (11,379)       (1,660)          --           (18,494)
(Increase)  decrease in insurance
    company receivable                            --          (2,293)          446           --            (1,847)
Increase in prepaid expenses and deposits       (1,291)       (1,105)         (196)          --            (2,592)
Increase in deferred
    income tax asset, net                       (1,995)         --            --             --            (1,995)
(Increase) decrease in other assets             (2,042)        4,828          (165)          --             2,621
Increase (decrease)  from inter-
    company transactions                        (2,893)       (4,297)       (1,082)         8,272            --
Increase in accrued salaries,
    wages, and payroll taxes                     6,251        10,902           891           --            18,044
Increase (decrease) in accrued workers'
    compensation and health insurance            1,661          (609)        5,704           --             6,756
Increase in pension payable                       --            (136)         --             --              (136)
(Decrease) increase in accounts payable            131           540          (319)          --               352
Increase (decrease) in income taxes payable        544          --            --             --               544
Increase in other accrued expenses                 (18)        1,041            16           --             1,039
                                              --------    ----------    ----------    -----------    ------------
                                                (3,364)       (1,172)        3,659          8,272           7,395
                                              --------    ----------    ----------    -----------    ------------
        Net cash (used in)  provided by
           operating activities                 (1,623)        2,629         8,130           --             9,136
                                              --------    ----------    ----------    -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment              (1,467)          (53)         --             --            (1,520)
Business acquisitions                           (3,944)         (675)          (53)          --            (4,672)
Change in restricted cash
    and investments                               --            --          (4,500)          --            (4,500)
                                              --------    ----------    ----------    -----------    ------------
        Net cash used in investing
           activities                           (5,411)         (728)       (4,553)          --           (10,692)
                                              --------    ----------    ----------    -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt         5,200          --            --             --             5,200
Proceeds from issuance of common stock             414          --            --             --               414
Decrease in bank overdraft and other              (188)          768          --             --               580
                                              --------    ----------    ----------    -----------    ------------
        Net cash provided by
           financing activities                  5,426           768          --             --             6,194
                                              --------    ----------    ----------    -----------    ------------
Net (decrease) increase in cash and cash
    equivalents                                 (1,608)        2,669         3,577           --             4,638
CASH AND CASH EQUIVALENTS,
    beginning of period                          2,435         6,747         1,798           --            10,980
                                              --------    ----------    ----------    -----------    ------------
CASH AND CASH EQUIVALENTS,
    end of period                             $    827    $    9,416    $    5,375    $      --      $     15,618
                                              ========    ==========    ==========    ===========    ============

-----------------------------------------------------------------------------------------------------------------

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------


(3)    RESTRUCTURING CHARGE:

On August 11, 1998, the Company announced a restructuring and cost-reduction plan primarily involving the closing of remote payroll processing centers and other offices and various other expense reduction strategies. As a result, the Company incurred a restructuring charge in the third quarter of 1998 of $1.4 million, consisting primarily of severance and lease cancellation costs. During the quarter, the Company transitioned operations located in Indiana and Massachusetts with the intention of closing these offices in the fourth quarter of 1998. Where offices are being closed or consolidated, the Company intends to maintain an active sales and customer service presence to meet the local needs of customers and to support internal growth. Included in the $1.4 million restructuring charge were $900,000 of severance and other employee termination costs related to the termination of approximately 60 individuals. The remaining portion relates to lease commitments and termination penalties associated with the closure of seven offices. Through the end of the third quarter ended September 30, 1998, approximately $615,000 had been charged against the restructuring liability.


(4)   ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet at its fair value. SFAS No. 133 is effective for financial statements for periods ending after June 15, 1998. Adoption of SFAS No. 133 would have an immaterial effect on the September 30, 1998 and 1997 financial statements.


(5)   CONTINGENCIES:

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


RESULTS OF OPERATIONS -- OVERVIEW

On August 11, 1998, the Company announced a restructuring and cost-reduction plan primarily involving the closing of remote payroll processing centers and other offices and various other expense reduction strategies. Where offices are being closed or consolidated, the Company will maintain an active sales and customer service presence to meet the local needs of customers and to support internal growth. Back office functions will be consolidated at the Company's Phoenix, Arizona headquarters to take advantage of recent investments in systems upgrades. The Company announced a restructuring charge in the third quarter of 1998 of $1.4 million, consisting primarily of severance and lease cancellation costs.

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

OPERATING RESULTS

Margin comparisons are affected by the relative mix of stand-alone risk management/workers' compensation services, full PEO services, TEAM Services
(TEAM) services, and transportation services acquired in the Leaseway acquisition (LPC) in any particular period. Stand-alone risk management/workers' compensation services and LPC historically have had higher margins compared with full PEO services while TEAM tends to have lower margins.

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


RESULTS OF OPERATIONS--
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
    QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997

-------------------------------------------------------------------------------------------------------------

                                           Quarter Ended September 30,         Nine Months Ended September 30,
                                    ---------------------------------       ---------------------------------
                                                  Percent                                 Percent
(In thousands of dollars)                1998     Change         1997            1998     Change         1997
-------------------------------------------------------------------------------------------------------------

Revenues                            $ 231,636         (1)%   $233,093       $ 706,965          8%   $ 655,117
Cost of revenues                      222,666         --      222,558         680,058          9      622,429
Gross profit                            8,970        (15)      10,535          26,907        (18)      32,688
Selling, general and administrative    11,208         37        8,201          31,319         30       24,113
Depreciation and amortization           1,756         66        1,055           4,586         48        3,103
Restructuring expense                   1,400         --           --           1,400         --           --
Interest income                           386         30          298           1,532        106          745
Interest expense                        2,163         97        1,097           6,435        103        3,163
Net income (loss)                      (7,168)        --          231         (13,795)        --        1,741

-------------------------------------------------------------------------------------------------------------

REVENUES

Revenues decreased to $231.6 million for the quarter ended September 30, 1998 from $233.1 million for the quarter ended September 30, 1997, a decrease of 1%. For the nine months ended September 30, 1998, revenue was $707.0 million compared to $655.1 million for the nine months ended September 30, 1997, an increase of 8%. Growth from internal sales and acquisitions was in part offset by factors such as attrition of clients and competitive pressures in the PEO and workers' compensation industries. Further, the Company transitioned its sales operations from Atlanta to Phoenix during the first quarter of 1998 which has had an impact on internal sales. In connection with the transition, the Company is upgrading its sales training, sales reporting methodologies and sales related technological tools. While the Company expects that these steps will improve internally generated sales in the long run, there can be no assurance that this will be the case. The Company has terminated its subscriber service agreement with US Xpress Enterprises, Inc. (US Xpress) effective August 19, 1998. US Xpress accounted for 20% of revenues in the third quarter of 1977 compared to 11% in the third quarter of 1998. For the nine months ended September 30, 1998, US Xpress had a negative contribution to gross profit. The number of worksite employees decreased to approximately 42,600 covering approximately 2,040 client companies at September 30, 1998 from approximately 46,500 covering 1,679 client companies at September 30, 1997. The decrease reflects the termination of US Xpress offset by internal growth.

Revenues related to stand-alone risk management/workers' compensation services were $690,000 for the third quarter and $2.3 million for the nine months ended September 30, 1998 compared with revenues of $3.0 million and $10.2 million for the third quarter and nine months ended September 30, 1997, respectively. The decline in stand-alone revenues is attributable primarily to a change in business strategy, as the Company is not marketing new stand-alone policies in 1998. This change is the result of a determination to emphasize other PEO marketing strategies and because of the decreased profit opportunities resulting from increased price competition in the overall workers' compensation market. The Company's stand-alone policies will all expire by December 31, 1998, effectively eliminating additional revenues from this program.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

COST OF REVENUES

The cost of revenues was $222.7 million in the quarter ended September 30, 1998 which was unchanged from the $222.6 million for the quarter ended September 30, 1997. For the nine month period ended September 30, 1998, the cost of revenues was $680.1 million an increase of 9% over the $622.4 million for the nine month period ended September 30, 1997. This increase is primarily due to the increase in the Company's business as described above. The cost of revenues was adversely affected in the nine months ended September 30, 1998 as a result of healthcare costs incurred under the US Xpress contract.

Workers' compensation expense for the quarter and nine month periods ended September 30, 1998 compared favorably to the same periods in 1997. Expenses during 1998 are determined on a guaranteed cost basis to the Company (with certain exceptions), as compared to a partially self-insured basis in 1997.

GROSS PROFIT

The Company's gross profit margin decreased to 3.8% in the quarter ended September 30, 1998 from 4.5% in the quarter ended September 30, 1997. For the nine month period ended September 30, 1998, the gross profit margin was 3.8% compared to 5.0% for the same period in 1997. This decrease was attributable to several factors including the impact of repricing existing clients due to competitive factors and the relative mix of business. The proportion of gross profit related to TEAM Services revenues, which have lower margins, increased in the periods ended September 30, 1998 relative to the same periods in 1997. The gross profit margin in 1998 has benefited from a reduction of the Company's effective state unemployment insurance tax rate and the guaranteed cost workers' compensation program. The Company generally earned a higher gross profit margin on revenues derived from its stand-alone risk management/workers' compensation services than on revenues derived from the Company's full-service PEO business, as PEO revenues generally include significant (and substantially offsetting) revenue and expense items for payroll and payroll-related costs for the worksite employees. Accordingly, gross margin has been negatively impacted by the increase in PEO revenues relative to stand-alone revenues.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the quarter ended September 30, 1998 increased by approximately $3.0 million to $11.2 million, or 37%, from $8.2 million for the quarter ended September 30, 1997. Included in the quarter ended September 30, 1998 were significant charges not expected to recur in future periods, as described below. For the nine month periods ended September 30, 1998 and 1997, respectively, selling, general and administrative expenses were $31.3 million and $24.1 million, a 30% increase. In the nine months ended September 30, 1998, the Company incurred non-recurring professional fees of approximately $400,000 primarily related to operational and strategic initiatives and approximately $372,000 of duplicative salary expense in the third quarter of 1988 related to the implementation of the operational initiatives. In addition, during 1998 the Company has written down approximately $3.5 million in accounts receivable relating to recent collection difficulties associated with the discontinuation of the Company's stand-alone workers' compensation program of which $1.9 million occurred in the third quarter. Further, certain receivables primarily related to former sales and marketing operations in Atlanta totaling approximately $1.0 million were reserved for in the second quarter. The receivables are non-customer related and include investments in sales personnel and strategic sales partners in the form of loans or commission advances. Commission expense increased in the current quarter due to the increase in revenues discussed above and an increase in commissionable business. In addition, in the second quarter the Company also incurred approximately $200,000 in professional fees associated with the terminated SES acquisition effort. On August 11, 1998, the Company announced a restructuring and cost-reduction plan that includes initiatives intended to significantly reduce selling, general and administrative costs. See below discussion of RESTRUCTURING EXPENSE AND COST-REDUCTION PLAN. There can be no assurance that such initiatives can be implemented successfully and without certain disruptions in client service.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

DEPRECIATION AND AMORTIZATION

Depreciation and amortization represents depreciation of property and equipment and amortization of organizational costs, customer lists and goodwill. For the quarter ended September 30, 1998, depreciation and amortization expense totaled $1.8 million compared to $1.1 million for the quarter ended September 30, 1997. Total depreciation and amortization expense for the nine months ended September 30, 1998 was $4.6 compared to $3.1 million for the nine month period ended September 30, 1997. The increase was due primarily to goodwill amortization resulting from acquisitions in 1997, depreciation of communication and computer systems and the installation of a new fully-integrated accounting system in 1998. Goodwill amortization of these acquisitions was recognized from the date of acquisition. See "Liquidity and Capital Resources" below regarding the Company's issuance of $85 million in 10% Senior Notes due 2004, in particular as to the approximately $3.3 million in offering expenses which will be amortized over the term of the Notes.

RESTRUCTURING EXPENSE AND COST-REDUCTION PLAN

On August 11, 1998, the Company announced a restructuring and cost-reduction plan primarily involving the closing of remote payroll processing centers and other offices and various other expense reduction strategies. Back office functions will be consolidated at the Company's Phoenix, Arizona headquarters to take advantage of recent investments in systems upgrades. The Company incurred a restructuring charge in the third quarter of 1998 of $1.4 million, consisting primarily of severance and lease cancellation costs. During the quarter, the Company transitioned operations located in Indiana and Massachusetts with the intention of closing these offices in the fourth quarter of 1998. Where offices are being closed or consolidated, the Company intends to maintain an active sales and customer service presence to meet the local needs of customers and to support internal growth.

INTEREST

Interest expense for the quarter ended September 30, 1998 totaled $2.2 million compared to $1.1 million for the quarter ended September 30, 1997. For the nine month period ended September 30, 1998, interest expense totaled $6.4 million compared to $3.1 million for the nine months ended September 30, 1997. The increase in interest expense is primarily due to increased borrowings including the Company's issuance of $85 million in 10% Senior Notes due 2004. For the quarter ended September 30, 1998 interest income totaled $386,000 compared to $298,000 for the quarter ended September 30, 1997. Interest income totaled $1.5 million for the nine months ended September 30, 1998 compared to $745,000 for the same period ended September 30, 1997. The increase in interest income is primarily due to interest earned on cash held at the corporate level including excess proceeds from the note offering, and restricted cash and investments held for the future payment of workers' compensation claims at the Company's wholly owned insurance subsidiary, Camelback. Interest income decreased commencing in the second quarter of 1998 as a result of the LPT which reduced restricted cash and investments by approximately $19.9 million in April 1998.

EFFECTIVE TAX RATE

The Company's effective tax rate provides for federal, state and local income taxes. For the nine months ended September 30, 1998, the Company recognized an effective tax rate benefit of 10% compared to a provision of 42% for the nine months ended September 30, 1997. The Company's effective tax rate will vary from time to time depending primarily on the mix of profits derived from the Company's various profit centers, the magnitude of nondeductible items relative to overall profitability and other factors. The Company's estimated effective tax rate for financial reporting purposes for 1998 is also based on estimates of the following items that are not deductible for tax purposes: (a) amortization of certain goodwill, and (b) one-half of the per diem allowance relating to meals paid to truck drivers under a Company sponsored program.

As of September 30, 1998, the Company has incurred all of the losses that may be carried back to generate federal income tax refunds. Accordingly, any subsequently generated losses will be available for carry forward benefit only. Losses which will be realized through carry-forward only have generally not been tax benefited in the accompanying financial statements. Accordingly, the effective tax rate benefit through September 30, 1998 is only 10% as discussed above.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company defines liquidity as the ability to mobilize cash to meet operating, capital and acquisition financing needs. The Company's primary source of cash in the quarter ended September 30, 1998 was from operating activities. See also SUBSTANTIAL LEVERAGE below.

Cash used by operating activities was $22.2 million for the nine months ended September 30, 1998 compared to cash provided by operating activities of $9.1 million for the nine months ended September 30, 1997. Excluding the effects of the loss portfolio transfer and interest paid on the senior notes, cash flow from operations was $1.9 million for the nine months ended September 30, 1998. Operating cash flows are derived from customers for full PEO services rendered by the Company and for stand-alone risk management/workers' compensation services. Payments from PEO customers typically are received on or within a few days of the date on which payroll checks are delivered to customers, and cover the cost of the payroll, payroll taxes, insurance, other benefit costs and the Company's administration fee. The Company's TEAM Services and LPC operations extend credit terms generally from 7 to 45 days as is customary in their respective market segments. Stand-alone risk management/workers' compensation services are billed in accordance with individual policies. The Company also extends credit terms for certain of its stand-alone risk management/workers' compensation clients by billing less than the expected premium over the policy term, with the difference paid on a deferred basis after the end of a policy year. If the Company expands in these market segments or enters into new market segments, or extends credit terms to additional clients, its working capital requirements may increase. Included in other assets is a receivable of approximately $2.9 million from a single stand-alone client as to which disputes have risen. The Company has initiated litigation against the former client seeking, among other remedies, collection of the receivable. While the Company believes that it will prevail in the litigation, there can be no assurance that this will be the case and an adverse outcome could result in the write-off of all or a substantial portion of the unreserved balance of the receivable.

Cash used in investing activities was $4.3 million and $10.7 million in the nine months ended September 30, 1998 and 1997, respectively. Included in investing activities is $19.4 million of cash representing the Company's investment in marketable securities until such funds are needed. The Company expects to use certain of the net proceeds from the Note Offering (see below) to finance future acquisitions. Future acquisitions are expected to be a significant use of cash. See "Outlook: Issues and Risks-Management of Rapid Growth." In addition, the Company is in arbitration with the seller of the assets acquired from ETIC. The seller has claimed that it is entitled to approximately $3.0 million though the Company believes a materially lesser amount is due. For the nine months ended September 30, 1998 and 1997, capital expenditures were $2.4 million and $1.5 million, respectively. Capital expenditures in 1998 consisted primarily of computer equipment to enhance the Company's ability to support the Company's increased client base and the centralization of payroll processing and accounting systems. During 1998, the Company expects to continue to invest in additional computer and technological equipment. Although the Company continuously reviews its capital expenditure needs, management expects that 1998 capital expenditures will continue in order to meet the needs of the Company's base of worksite employees.

Cash provided in financing activities was $2.3 million for the nine months ended September 30, 1998 compared to cash provided by financing activities of $6.1 million for the same period in 1997. Cash flows from financing activities during 1997 resulted primarily from the Company's borrowings.

At September 30, 1998 and December 31, 1997, the Company had cash and cash equivalents of $15.9 million and $40.1 million, respectively. Cash and cash equivalents are generally invested in high investment grade instruments with maturities of less than 90 days. Certain amounts of restricted cash and investments (see below) may have maturities beyond 90 days but are highly liquid. The Company generally maintains large cash balances to meet its daily payroll and payroll tax obligations. The Company is implementing a nationwide cash management program to minimize the requirement for cash on hand, though as the business continues to grow, cash requirements to meet daily obligations will increase. In April, 1998 the Company completed an LPT which resulted in a one time payment of $19.9 million funded primarily from restricted cash and investments (see below).

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

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

The Company is engaged in negotiations with the principal carrier under its pre-1998 workers' compensation program concerning various issues associated with closing out such program. During the course of the negotiations, the carrier has taken the position that amounts are due from the Company to the carrier. While the negotiations are in a preliminary phase and the Company believes that no such amounts are due, there can be no assurance as to the outcome of such negotiations.

At September 30, 1998 and December 31, 1997, the Company had working capital of $45.4 million and $58.3 million, respectively.

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

In connection with the Offering, the Company entered into an amended and restated credit facility (the "Amended Credit Facility") which provided for a revolving line of credit of $20.0 million, including letters of credit drawn thereunder. In August 1998 the Company canceled the facility. There was no outstanding balance on the revolving line of credit when it was canceled, and it had not been drawn on by the Company during its existence.


OUTLOOK:  ISSUES AND RISKS

The following issues and risks, among others (including those discussed elsewhere herein), should also be considered in evaluating the Company's outlook.

RESTRUCTURING AND COST-REDUCTION PLAN

On August 11, 1998, the Company announced a restructuring and cost-reduction plan primarily involving the closing of remote payroll processing centers and other offices and various other expense reduction strategies. Back office functions will be consolidated at the Company's Phoenix, Arizona headquarters to take advantage of recent investments in systems upgrades. The Company incurred a restructuring charge in the third quarter of 1998 of $1.4 million, consisting primarily of severance and lease cancellation costs. During the quarter, the Company transitioned operations located in Indiana and Massachusetts with the intention of closing these offices in the fourth quarter of 1998. Where offices are being closed or consolidated, the Company intends to maintain an active sales and customer service presence to meet the local needs of customers and to support internal growth. While the Company believes that the plan will result in long-term improvements in its operational and customer service capabilities (in addition to significant operating expense reductions), there can be no assurance that the plan will not result in client attrition due to short-term disruptions in client service or that the recently-implemented systems upgrades will perform as intended.

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

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

ADEQUACY OF LOSS RESERVES; LOSS AND CLAIMS EXPERIENCE

The Company obtained fully-insured guaranteed cost workers' compensation coverage effective January 1, 1998, thereby eliminating, with certain exceptions, the Company's risk retention on workers' compensation claims arising after that date. The Company retained risk up to $250,000 per occurrence with respect to a defined portfolio of stand-alone policies which were in place at December 31, 1997, which policies expire at various dates during 1998. The Company also retained risk up to $50,000 per occurrence for claims under Ohio's monopolistic workers' compensation structure, with an aggregate liability limitation. The Company believes that the transition to a guaranteed cost program and LPT transaction will reduce the uncertainty associated with the quarterly calculation of workers' compensation costs while providing a premium cost structure for 1998 which compares favorably with historical costs. The availability of coverage and premium costs in future years are subject to change (including possible material upward adjustment of premium costs) based on loss experience and competitive conditions in the overall workers' compensation market.

The Company's reserves for losses and loss adjustment expenses under the Ohio and stand-alone programs referred to in the preceding paragraph are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. Reserves are estimates based on industry data and historical experience, and include judgments of the effects that future economic and social forces are likely to have on the Company's experience with the type of risk involved, circumstances surrounding individual claims and trends that may affect the probable number and nature of claims arising from losses not yet reported. Consequently, loss reserves are inherently uncertain and are subject to a number of circumstances that are highly variable and difficult to predict. This uncertainty is compounded in the Company's case by its rapid growth and limited experience. For these reasons, there can be no assurance that the Company's ultimate liability will not materially exceed its loss and loss adjustment expense reserves. If the Company's reserves prove to be inadequate, the Company will be required to increase reserves or corresponding loss payments with a corresponding reduction, which may be material, to the Company's operating results in the period in which the deficiency is identified.

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

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

In addition, the Company has recently entered several market segments through acquisitions in which PEOs typically advance wages, benefit costs and payroll taxes to their clients. The Company intends to continue this practice despite the potentially greater credit risk posed by such practices. Also, in its stand-alone risk management/worker's compensation program, the Company has structured certain of its clients' premium payments so that less than the full premium is billed periodically through the policy year, with the difference to be paid by the client on a deferred basis after the end of the policy year. Collection rates from these clients continue to be lower than expected, due in part to the Company's non-renewal of the affected policies as part of the overall de-emphasis of its stand-alone program. The Company conducts a limited credit review before accepting new clients. However, the nature of the Company's business and pricing margins is such that a small number of client credit failures could have an adverse effect on its business and financial performance.

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

CLIENT RELATIONSHIPS

The Company's subscriber agreements with its clients generally may be canceled upon 30 days written notice of termination by either party, except where different arrangements are required by applicable law. While the Company believes that it has experienced favorable client retention in the past, there can be no assurance that those relationships will continue or that historical rates of retention will continue to be achieved. See RESTRUCTURING EXPENSE AND COST-

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

REDUCTION PLAN. The short-term nature of most customer agreements means that clients could terminate a substantial portion of the Company's business upon short notice.

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

SUBSTANTIAL LEVERAGE

The Company has incurred significant debt primarily in connection with its expansion through acquisitions and its October 1997 issuance of the Senior Notes. As of September 30, 1998 and December 31, 1997, the Company had outstanding senior indebtedness of approximately $85 million and stockholders' equity of approximately $28.8 million and $42.4 million, respectively.

The Company's ability to make scheduled principal payments in respect of, or to pay the interest or liquidated damages, if any, on, or to refinance, any of its indebtedness (including the Notes) will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors beyond its control. Based upon the Company's current level of operations, management believes that cash flow from operations and other available cash will be adequate to meet the Company's anticipated future requirements for working capital expenditures, scheduled lease payments and scheduled payments of interest on its indebtedness, including the Notes, for the foreseeable future. The Company may, however, need to refinance all or a portion of the principal of the Notes at or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated growth will occur or that funds will be available from other sources or otherwise in an amount sufficient to enable the Company to service or refinance its indebtedness, including the Notes, or make anticipated capital expenditures and lease payments. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms. Also, the Company is facing several matters in litigation or arbitration as discussed elsewhere herein, as well as litigation incidental to its business. The Company's liquidity position could be materially adversely affected depending on the outcome of these matters. See "Liquidity and Capital Resources." The Company recently canceled the Amended Credit Facility, which had been another source of liquidity.

The degree to which the Company is leveraged could have important consequences, including, but not limited to, the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future could be limited; and (iii) the Notes indenture contains financial and restrictive covenants that limit the ability of the Company to, among other things, borrow additional funds. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company's business and financial performance.

UNCERTAINTY OF EXTENT OF PEO'S LIABILITY; GOVERNMENT REGULATION OF PEOS

Employers are regulated by numerous federal and state laws relating to labor, tax and employment matters. Generally, these laws prohibit race, age, sex, disability and religious discrimination, mandate safety regulations in the workplace, set minimum wage rates and regulate employee benefits. Because many of these laws were enacted prior to the development of non-traditional employment relationships, such as PEO services, many of these laws do not specifically address the obligations and responsibilities of non-traditional "co-employers" such as the Company, and there are many legal uncertainties about employee relationships created by PEOs, such as the extent of the PEO's liability for violations of employment and discrimination laws. The Company may be subject to liability for violations of these or other laws even if it does not participate in such violations. As a result, interpretive issues concerning the definition of the term "employer" in various federal laws have arisen pertaining to the employment relationship. Unfavorable resolution of these issues could have a material adverse effect on the Company's results of operations or financial condition. The Company's standard forms of client service agreement establish the contractual division of responsibilities between the Company and its clients for various personnel management matters, including compliance with and liability under various governmental regulations. However, because the Company acts as a co-employer, and in some instances acts as sole employer (such as in the driver leasing program), the Company may be subject to liability for violations of these or other laws despite these contractual provisions, even if it does not participate in such violations. The circumstances in which the Company acts as sole employer may expose the Company to increased risk of such liabilities for an employee's actions. The Company has been sued in tort actions alleging responsibility for employee actions (which it considers to be incidental to its business). Although it believes it has meritorious defenses,

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

and maintains insurance (and requires its clients to maintain insurance) covering certain of such liabilities, there can be no assurances that the Company will not be found to be liable for damages in any such suit, or that such liability would not have a material adverse effect on the Company. In addition, the Company believes that a portion of its clients may not be maintaining the insurance coverage required under their service agreements with the Company. Although the client generally is required to indemnify the Company for any liability attributable to the conduct of the client or employee, the Company may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities. In addition, employees of the client may be deemed to be agents of the Company, subjecting the Company to liability for the actions of such employees.

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

STATE OF READINESS

The Company began developing its plan to address Year 2000 in 1997. The plan includes hardware, software, electronic equipment and building systems, and evaluates risk associated with vendor readiness. The plan includes (1) inventorying Year 2000 items; (2) assigning priorities to identified items; (3) assessing Year 2000 compliance of material items (whether internal or third party-related); (4) repairing or replacing material items determined not to be Year 2000 compliant; (5) testing material items; and (6) assessing contingency plans.

At September 30, 1998, the inventory, priority assessment and internal compliance assessment phases are substantially completed except for elements of the operations of the Company's TEAM and LPC subsidiaries. The Company intends to substantially complete those phases for such subsidiaries by the first quarter of 1999. Prioritization of items is assigned based on the level of disruption to Company operations and client service that would result from

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

noncompliance. While Year 2000 issues present significant risks for the Company due to the nature of its business, no significant noncompliance issues were identified during these phases, though there can be no assurance that such issues will not be identified in the future.

The repair and replacement phase of the Company's plan has been implemented primarily through various systems upgrades that have been conducted in the ordinary course of business, which upgrades primarily were implemented to meet the Company's needs in view of its rapid growth and independently of Year 2000 considerations. A limited amount of software has been purchased primarily for Year 2000 compliance purposes.

The Company has commenced the testing phase of its Year 2000 plan. The Company intends to test its systems for accuracy through the use of test data on a wide variety of the Company's normal operating transactions under various date conditions. The Company believes that these tests can be completed in sufficient time to permit required modifications, if any, to be made on a timely basis.

The Company believes that it does not have material risks associated with Year 2000 issues for non-information technology systems due to the nature of its operations.

The Company has also assessed its third party relationships and has identified a list of vendors that it considers most significant to its operations. These vendors primarily include third party hardware and software vendors, financial institutions, third party administrators and benefit providers. The Company already has obtained compliance statements from certain vendors, and has commenced the process of requesting written information from the remainder of these vendors regarding their Year 2000 plans and state of readiness. Upon completion of the third-party evaluation and the testing of its internal systems, the Company intends to test significant data interfaces with third party vendors to verify their compliant status.


COSTS TO ADDRESS YEAR 2000 ISSUE

The Company has not incurred and does not expect to incur significant costs related to Year 2000 issues other than the time of internal personnel to complete the Company's Year 2000 plans. As referred to above, the Company has expended significant resources to upgrade various systems in the ordinary course of its business, which upgrades were implemented primarily to meet the Company's needs in view of its rapid growth and independently of Year 2000 considerations. A limited amount of software has been purchased primarily for Year 2000 compliance purposes.

RISKS ASSOCIATED WITH YEAR 2000 ISSUES; CONTINGENCY PLANNING

The Company presently believes that the Year 2000 issues will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, repair or replacement, and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issues will not materially adversely impact the Company's results of operations or materially adversely affect the Company's relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations. Among the problems which might occur without appropriate planning and testing are: the inability to transmit direct deposit payroll through banking systems to deposit funds into worksite employees' bank accounts; the inability to collect funds electronically in payment of the Company's service fees; the failure to properly calculate payroll information; the untimely transmission of benefits enrollment or claims data to and from benefit providers; and the inability to deliver payroll checks to employees due to failure in transportation or courier systems.

The Company has begun, but not yet completed, an analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and key third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not yet been finalized for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning mid-1999.

The costs of the Company's Year 2000 efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party compliance, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability of the Company and third parties (including vendors, customers and, in particular, federal, state and local governments) to identify, assess, replace or repair and test

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

all relevant items (including embedded technology), the ability of third parties to communicate compliance issues to the Company on a timely basis, unforeseen expenses, and similar uncertainties.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

           Not yet required by Company.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

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

An arbitration proceeding has been commenced between the Company and the sellers of assets acquired from Employers Trust in February 1997 with respect to determining the extent to which the Company owes additional purchase price under the asset purchase agreement. The sellers are seeking approximately $3 million. The Company believes its liability will be less than that sought by the sellers. Any additional purchase price determined to be due will be amortized over a 15-year period.

An arbitration notice has been filed by US Xpress Enterprises, Inc. (US Xpress) with respect to certain issues arising in connection with PEO service agreement between the parties which was terminated by the Company. US Xpress also initiated litigation in the United States District Court for the Eastern District of Tennessee with respect to the same issues. US Xpress also has filed for a preliminary injunction requiring the Company to deposit estimated damages of approximately $3 million with the Court pending the outcome of the proceedings. The Company believes the proceedings initiated by US Xpress are without merit and intends to defend the proceedings vigorously, including the pursuit of counterclaims for misrepresentation.

From time to time, the Company is named as a defendant in lawsuits in the ordinary course of business. These lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit
         Number            Description


         10.1* Employment agreement dated as of May 11, 1998 between Registrant and James E. Gorman

         10.2*             Indemnification   Agreement  between  Registrant  and
                           James E. Gorman dated as of May 11, 1998

         10.3* Memorandum of Understanding dated as of August 6, 1998 between Registrant and Marvin D. Brody

         10.4* Severance, Release, and Cooperation Agreement dated as of September 11, 1998 between Registrant and Morris C. Aaron

         10.5* Employee Solution, Inc. 1995 Stock Option Plan, as amended through June 2, 1998

         27                Financial Data Schedule


         * Designates management or compensatory agreements



 (b)     REPORTS ON FORM 8-K.

         Not applicable

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             EMPLOYEE SOLUTIONS, INC.



       Date:   November 16, 1998             /s/ James E. Gorman
                                             ----------------------------
                                             James E. Gorman
                                             Chief Executive Officer


                                             /s/ John V. Prince
                                             ----------------------------
                                             John V. Prince
                                             Chief Accounting Officer