Form 10-K405
period 1998-12-31
EMPLOYEE SOLUTIONS INC
filed 1999-04-01
CIK 904897

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the $1.16 closing price of the Registrant's Common Stock as reported on the NASDAQ Smallcap Market on March 18, 1999, was approximately $33.1 million. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of outstanding shares of the Registrant's Common Stock as of March 18, 1999, was 32,413,413.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                            EMPLOYEE SOLUTIONS, INC.
                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  -   BUSINESS                                                          1

ITEM 2.  -   PROPERTIES                                                       12

ITEM 3.  -   LEGAL PROCEEDINGS                                                12

ITEM 4.  -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              13

ITEM 4A. -   EXECUTIVE OFFICERS OF THE REGISTRANT                             14

                                PART II

ITEM 5.  -   MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED SHAREHOLDER MATTERS                                     15

ITEM 6.  -   SELECTED CONSOLIDATED FINANCIAL DATA                             16

ITEM 7.  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   18

ITEM 7A. -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       32


ITEM 8.  -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      32

ITEM 9.  -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                          32

                               PART III

ITEM 10. -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               33

ITEM 11. -   EXECUTIVE COMPENSATION                                           33

ITEM 12. -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                                  33

ITEM 13. -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   33

                                PART IV

ITEM 14. -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K                                             33

SIGNATURES                                                                    34

                                     PART I

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS FORM 10-K CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS (INCLUDING
STATEMENTS IN THE FUTURE TENSE AND STATEMENTS USING THE TERMS "BELIEVE," "ANTICIPATE," "EXPECT," "INTEND" OR SIMILAR TERMS) WHICH ARE MADE PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "ITEM 1 -- BUSINESS" AND "ITEM 7 --
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" (PARTICULARLY "OUTLOOK: ISSUES AND RISKS" THEREIN), AS WELL AS THOSE FACTORS DISCUSSED ELSEWHERE HEREIN OR IN ANY DOCUMENT INCORPORATED HEREIN BY REFERENCE.

UNLESS OTHERWISE INDICATED, ALL SHARE AND PER SHARE INFORMATION HEREIN HAS BEEN RESTATED TO REFLECT THE COMPANY'S TWO-FOR-ONE STOCK SPLITS WHICH OCCURRED IN 1996.

ITEM 1. BUSINESS

THE COMPANY

Employee Solutions, Inc. (together with its subsidiaries "ESI" or the "Company") is one of the largest professional employer organizations (PEO) in the United States, specializing in integrated employment outsourcing solutions for small and mid-sized businesses. As of December 31, 1998, the Company served approximately 2,000 client companies representing 40,800 worksite employees in 47 states.

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

As a PEO, ESI and its "client company" typically agree that ESI will become the "employer of record" for the client company's employees. ESI generally assumes designated obligations for payroll processing and reporting, payment of payroll taxes, human resources management and the provision of employee benefit plans and risk management/workers' compensation services. Additionally, ESI may provide other products and services directly to worksite employees, such as employee payroll deduction programs for disability and specialty health insurance, debit cards, prepaid telephone cards and other personal financial services. The client company generally retains management control of the worksite employees, including hiring, supervision and termination and determining the employees' job descriptions and salaries.

RECENT DEVELOPMENTS

Effective February 15, 1999, Quentin P. Smith, Jr. was appointed as the Company's president and chief executive officer. Mr. Smith, a member of the Company's board of directors since January 1998, had served as chairman of the board since August 1998. Mr. Smith formerly served as president of Cadre Business Advisors, LLC, providing professional management consulting services with emphases on strategic planning, business performance improvement, and technology integration. Prior to forming Cadre in April 1995, Mr. Smith was partner-in-charge of Arthur Andersen LLP's Desert Southwest business consulting practice and co-owner of Data Line Services. Mr. Smith currently serves on the board of directors of Arizona's largest electric company, Arizona Public Service. He is a member of the board of directors at Rodel, Inc., a leading supplier to the semi-conductor industry and a member of Samaritan Health Systems' board of directors.

The Company recently completed a restructuring and cost-reduction plan primarily involving the closing of remote payroll processing centers and other offices and various other expense reduction strategies. Back office functions were consolidated at the Company's corporate headquarters. These and other initiatives have successfully resulted in significant reductions in the Company's ongoing selling, general and administrative expense levels.

The Company experienced increased customer attrition and decreased internal sales in late 1998 and early 1999 following the closure of certain field offices in connection with the restructuring and cost-reduction plan. New management under Mr. Smith's leadership intends to apply an aggressive focus on new sales and customer retention through improved service, while maintaining or further reducing expense levels as needed. In 1999, the Company is placing a greater emphasis on developing marketing alliances in order to achieve greater efficiencies in its selling efforts. The Company believes that its reduced cost structure, strengthened management team and existing cash resources position the Company to execute its 1999 plan. For a discussion of various matters that affect the Company's 1999 outlook, see Item 7 - "Management's Discussion and Analysis - Outlook: Issues and Risks."

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

CLIENTS

As of December 31, 1998, the Company's full-service PEO client base consisted of approximately 2,000 client companies, representing approximately 40,800 employees in 47 states. At that date, the Company had customers in more than 12 specific industries, based on Standard Industrial Classification (SIC) codes, and no more than 34% of the Company's customers were classified in any one SIC code. The Company's approximate client company distribution by major industry grouping as of December 31, 1997 is set forth below:

                                                             Percent of
         Industry Group                                        Clients
         --------------                                        -------
         Transportation:
                Private carriage/driver leasing                    10%
                For hire/standard PEO                              24
                                                                  ---
                Total                                              34
         Services:
                Professional                                       13
                Light Industrial                                    4
                Real Estate                                         3
                                                                  ---
                Total                                              20

                Manufacturing                                       7
                Construction                                        9
                Retail Trade                                        6
                Entertainment                                      15
                Wholesale Trade                                     4
                Agriculture and Fishing                             1
                Other                                               4

As part of its business strategy, the Company targets a nationwide client base. The Company seeks to maintain an overall diversity of clients, in both industries and geographical scope. This diverse base enables the Company to minimize its exposure to cyclical downturns in specific industries and geographic regions.

The Company's average full-service PEO client had approximately 15 employees as of December 31, 1998 (excluding TEAM Services which employs a substantial number of worksite employees in the entertainment industry on a part-time or periodic basis), while the average client added through internally-generated sales in 1998 exceeded 11 employees. The Company focuses primarily on employers with fewer than 500 employees. However, the Company believes that the benefits of PEO services remain attractive for larger employers in many circumstances.

Effective August, 1998, the Company terminated its PEO arrangement with US Xpress Enterprises, Inc. (US Xpress), a publicly-held transportation company with more than 5,000 worksite employees, due to unsatisfactory financial results. US Xpress, which had been the Company's largest customer since the time that it became a customer in January 1997, accounted for $121.3 million or 13% of the Company's total revenue in 1998, and $180.4 million or 19% of the Company's total revenue in 1997.

The  Company  generally  has  benefited  from a high level of client  retention, resulting in a significant recurring revenue stream. NAPEO's standard for measuring attrition is computed by dividing the number of clients lost during the period by the sum of the number of clients at the beginning of the period plus the number of clients added during the period (Client Attrition Rate). Based on this standard, the Company's Client Attrition Rate was approximately 17%, 25% and 21%, respectively, for the years ended December 31, 1998, 1997, and 1996. The Company's Client Attrition Rate is attributable to a variety of factors, including (i) termination by the Company because the client did not make timely payments or failed to meet the Company's client risk profile, (ii) client nonrenewal due to repricing, or service or price dissatisfaction and
(iii) client business failure, downsizing, or sale or acquisition of the client. The Company experienced increased attrition in late 1998 and early 1999 following the closure of certain field offices in connection with a restructuring plan.

The general division of responsibilities between the Company and its client as co-employers under the Company's standard forms of subscriber agreements for PEO services is as follows:

         THE COMPANY:
     *    Payroll preparation and reporting

     * Tax reporting and payment (state and federal withholding, FICA, FUTA, state unemployment)

     *    Workers'   compensation   compliance,   procurement,   management  and
          reporting

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

The Company's standard subscriber agreement generally may be canceled by either party upon 30 days written notice and also may be canceled more quickly by the Company under certain circumstances such as nonpayment of fees by the client. The fee paid by the client to the Company includes amounts for gross payroll and wages and a service fee (from which the Company must pay employment taxes and benefits and workers' compensation coverage). The specific service fee varies by client based on factors including market conditions, client needs and services required, the clients' workers' compensation and benefit plan experience and the administrative resources required. The service fee generally is expressed as a fixed percentage of the client's gross salaries and wages.

As a result of an acquisition in August 1996, the Company began providing driver leasing services in which the Company acts as sole employer of the worksite employee. In such cases, the Company contracts with certain of its clients to provide transportation workers who are sole employees of the Company. For these workers, the Company makes hiring, termination and placement decisions, and assumes more related obligations than in the general "co-employer" relationship. The Company may also contract to provide additional services on a fee basis, such as negotiating collective bargaining agreements on behalf of its clients, maintaining department of transportation requirements and drug testing. The Company expects that for certain industries this type of all-inclusive program will become a more significant part of its business, which may expose the Company to greater risk of liability for its employees' actions both because of the nature of the employment relationship and because of the incidence of injuries inherent in a transportation program (such as those from vehicle accidents).

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

HUMAN RESOURCES ADMINISTRATION

The Company's comprehensive human resources services reduce the employment-related administrative burdens faced by its clients. Worksite employer supervisors are provided with consulting services, which can include employee handbook preparation, policy and procedure review, job description development, and an analysis of performance review processes and/or employment-related documentation procedures. The Company is a party to collective bargaining agreements in its driver leasing programs and in certain aspects of its TEAM Services business, and is available to provide other clients with assistance in collective bargaining upon request. In certain market segments, the Company also provides placement services.

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

BENEFITS PROGRAMS

The Company believes it generally can obtain employee benefits, negotiate annual plan arrangements, and administer the plans and related claims at rates generally not available to small and medium-sized firms (depending upon geographic location, plan design and census demographics of the group). The Company's benefits programs include (i) major medical indemnity, preferred provider and health maintenance organization plans; (ii) group term life and accidental death and dismemberment insurance; (iii) dental indemnity and preferred provider insurance; (iv) vision care discount programs; (v) long term disability insurance; and (vi) short term disability and other supplemental insurance programs. Except for one self-insured health care program, the health care programs of the Company are fully insured by third-party insurers. See

"Medical Programs" below. In addition, the Company offers pre-tax premium conversion and dependent care spending plans, and qualified retirement plans, such as 401(k) plans, in which worksite employees may participate, and assists the client by helping explain the advantages and mechanics of such programs to employees.

WORKSITE EMPLOYEE SERVICES

The Company also provides benefits and services directly to its worksite employees. In 1998, the Company introduced a debit card for the convenience of its customers and worksite employees. The Company provides national and regional bank affiliations to expedite payroll check cashing and direct deposit services, and also offers credit union access to employees. The Company also provides discount passes for a variety of recreational, entertainment, social and cultural items across the United States, and for certain types of services. The Company has introduced a payroll deduction program under which the Company currently offers to worksite employees the ability to purchase pre-paid telephone cards and specialized insurance at competitive prices. The Company intends to offer in the future other goods and services such as homeowners, automobile and other types of personal insurance and travel services.

SALES AND MARKETING

Although the PEO industry has grown significantly since its inception, it has not yet achieved widespread customer familiarity in many markets. As a result, the Company generally must first explain to potential clients what a PEO does and the benefits a PEO generally offers before the Company can sell its particular services to the potential client. The Company believes that its services can best be sold by experienced sales representatives at individual, face-to-face meetings with potential clients. In 1999, the Company is placing a greater emphasis on developing marketing alliances in order to achieve greater efficiencies in its selling efforts.

SALES

The Company's senior sales management and sales administration functions are located at its Phoenix headquarters. The Company's national telemarketing operations, also based in Phoenix, generate new leads, which are supported by a nationwide network of sales representatives. Headquarters provides ongoing training and sales support to all Company sales representatives, assists them in new prospect proposals, and manages business submissions. The Company's field sales operations are coordinated by sales managers located in various cities, who manage a network of full-time sales representatives and part-time sales brokers. At December 31, 1998, the Company's sales force included 45 sales representatives. During 1998, the Company transitioned a substantial majority of its independent sales representatives to employee status. The Company intends to build and maintain an internal sales force consisting primarily of employee sales representatives.

The Company's sales representatives currently are compensated primarily via commissions, subject to certain vesting and production requirements. In some instances, base salaries are provided to employee salespersons. Sales managers also receive an override commission on sales generated by sales representatives that report to them. Commissions may be payable after termination in certain circumstances.

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

MARKETING ALLIANCES

The Company has entered into several strategic alliances that it believes may enhance the marketing of its products and services by leveraging from the experience, industry expertise, geographical reach and customer contacts of such alliances. These alliances may provide the Company with profitable business opportunities to either expand its customer base or expand the services and products that the Company may offer.

The Company's current alliances include: cross selling arrangements; arrangements to offer debit cards, prepaid telephone cards and specialty insurance products to worksite employees; benefits education for worksite employees; and a nationwide check-cashing program for worksite employees. In
1999, the Company entered into an alliance with IPEO, an Internet-based professional employer organization targeting technology and technical service firms. In addition to marketing and technical initiatives, the Company acquired an equity position in IPEO by investing one million dollars in senior preferred stock.

COMPETITION

The market for many of the services provided by the Company is highly fragmented with over 2,300 PEOs currently competing in the United States. Many of these PEOs have limited operations and relatively few worksite employees, though several are larger than or comparable to the Company in size. As the PEO concept becomes better known and achieves greater market penetration, the Company expects the PEO market to become substantially more competitive. In areas of the country where PEOs have achieved greater market recognition and penetration, competition has become intense. While price is the principal competitive factor, service and the coverage and quality of benefits programs are important ancillary competitive considerations. The Company's subscriber agreements with its clients generally may be canceled upon 30 days written notice of termination by either party. The short-term nature of most customer agreements means that a substantial portion of the Company's business could be terminated upon short notice.

The Company believes that currently its greatest competition is with the traditional model in which clients provide employment-related services in-house together with the use of independent insurance brokers. Further, certain large insurance companies have become more aggressive in workers' compensation and have reduced pricing in order to obtain market share, and price competition from state workers' compensation insurance funds has intensified in certain markets. The Company also incurs direct competition from numerous PEOs, some of which have greater resources, greater assets and larger marketing staffs than the Company. The Company also competes with payroll processing firms, temporary personnel companies and human resource consulting firms. In addition, the Company expects that as the PEO industry becomes better established, competition will increase because existing PEO firms will likely consolidate into fewer and better competitors and well organized new entrants with greater resources than the Company, including some of the non-PEO companies described above, have entered or will enter the PEO market.

INFORMATION SYSTEMS

The Company utilizes integrated payroll processing, billing and benefits management information and processing systems. The Company also has recently converted an advanced management system that assists the Company in executing its risk management program. In 1998, the Company completed the transition of all PEO processing to a unified software platform and a centralized client server at its Phoenix headquarters, and installed a new Company-wide accounting software package. See also "Item 7 -- Management's Discussion and Analysis --
Outlook: Issues and Risks, Year 2000 Compliance" herein.

The Company has acquired various products installed at certain PEO client locations to facilitate the transmission of payroll-related data. These include a PC-based software product, electronic time clocks and direct dial-in modems.

INVESTMENT POLICY

The basic objectives of the Company's investment policy are the safety and preservation of the invested funds, the liquidity of investments to meet cash flow requirements (including future claims payments and related requirements for its risk management/workers' compensation program), and the realization of a maximum rate of return on investments consistent with capital preservation. The investment policy defines eligible investments, investment limits and investment maturities as guidelines to meet the policy's objectives. The Company has appointed outside investment managers to assist in portfolio management. The Company invests its available funds primarily in commercial paper, U.S. government and agency securities rated A-2/P-2 or better and other short-term liquid investments.

RISK MANAGEMENT/WORKERS' COMPENSATION PROGRAM

Workers' compensation is a state-mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs that result from work-related injuries and illnesses, regardless of fault and without any co-payment by the employee. The Company has developed various systems and policies designed to control its workers' compensation costs and assist its clients. These systems and policies include comprehensive risk evaluation of prospective clients, the prevention of workplace injuries, early intervention in employee injury, intensive management of the medical costs related to such injuries and the prompt return of employees to work.

Since 1998, the Company has maintained workers' compensation insurance coverage on a guaranteed cost basis. Under its guaranteed cost arrangements, the Company pays an initial deposit and, thereafter, a fixed percentage of its workers' compensation payroll on a monthly basis. The Company has no liability in excess of such amounts paid. The Company's 1999 guaranteed cost coverage has been obtained through TIG Insurance Company, with ManagedComp acting as third party administrator and general agent. The Company's 1998 guaranteed cost coverage was obtained through Stirling Cooke Risk Management Services, Inc.

The Company has been granted self-insured status in the State of Ohio, which the Company believes provides a competitive advantage under that State's monopolistic workers' compensation structure. The Company retains workers' compensation risk on Ohio claims of up to $50,000 per occurrence. Ohio claims are not included in the guaranteed cost policies described above.

Prior to 1998, the Company operated various partially self-insured workers' compensation programs. In addition to providing coverage to PEO customers, these programs included the marketing of workers' compensation coverage to non-PEO customers on a stand-alone basis. Effective February 28, 1998, the Company completed a loss portfolio transfer that substantially eliminated the Company's remaining workers' compensation liability risk on pre-1998 claims under both its PEO and its stand-alone workers' compensation programs. While the Company effectively discontinued marketing the stand-alone program at December 31, 1997, the Company retained risk of up to $250,000 per occurrence on claims taking place after that date on a defined portfolio of stand-alone policies that were in place as of such date. All of such stand-alone policies expired in 1998. See also "Item 7 - Management's Discussion and Analysis - Outlook: Issues and Risks
- Adequacy of Loss Reserves" herein.

Although the Company has obtained guaranteed cost workers' compensation coverage, the Company intends to continue to manage workers' compensation costs aggressively. Should the Company experience unfavorable trends in its workers' compensation experience, the availability and/or cost of coverage in future periods could be materially adversely affected.

MEDICAL PROGRAMS

In addition to its medical insurance plans which are fully insured by several third party providers, the Company offers a self-insured program through an arrangement with Provident Life & Accident Company (Provident). (Two prior partially self-insured arrangements were terminated on December 31, 1997, and the administrators of those arrangements are presently handling claim run-off in accordance with the applicable programs.) As of December 31, 1998, approximately 833 employees were insured under the Provident program. Under the Provident program, the maximum policy coverage is $100,000 per covered individual per year, for which the Company is responsible. Working with Provident, the Company seeks to limit its risk by performing a review of loss factors, and carefully monitoring claims experience. The Company establishes reserves for anticipated liabilities; however, there can be no assurance that the reserves will be adequate due to such factors as unanticipated loss development on known claims, increases in the number and severity of new claims, and a lack of historical claims experience with new clients.

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

ACQUISITIONS

The Company has experienced significant growth through acquisitions in recent years. Two acquisitions were completed during 1998. In July 1998, the Company acquired K.W.M. Corporation, (known in the industry as the National Companies), a personnel leasing company specializing in driver leasing services based in City of Industry, California. The acquisition was designed to strengthen ESI's presence in the strategically important Southern California market. In December 1998, the Company acquired Fidelity Resources Corporation, an Oklahoma City-based professional employer organization with approximately 1,050 worksite employees at the time of the acquisition. Fidelity's customers are located primarily in Oklahoma and surrounding states. The acquisitions completed in 1998 reflect the Company's strategy of targeting smaller PEOs in strategic geographic areas that can be integrated efficiently and serve as a base for building long-term internal sales growth. The Company intends to focus on growth through internal sales in 1999 and does not currently anticipate significant acquisition activity.

EMPLOYEES

At December 31, 1998, the Company employed 356 full-time corporate employees (reduced to 327 full-time corporate employees at March 15, 1999) in addition to the worksite employees. The Company considers its employee relations to be very good.

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

TAXES; EMPLOYEE BENEFITS

As employer of record for its clients' employees, the Company assumes responsibility for the payment of federal and state employment taxes with respect  to  wages  and  salaries  paid to its  worksite  employees.  There  are essentially three types of federal employment tax obligations: income tax withholding requirements, social security obligations under the Federal Income Contribution Act (FICA) and unemployment obligations under the Federal Unemployment Tax Act (FUTA). Under the Internal Revenue Code of 1986, as amended (the Code), the employer has the obligation to remit the employer portion and, where applicable, withhold and remit the employee portion of these taxes. In addition, the Company is obligated to pay state unemployment taxes and withhold state income taxes.

The Internal Revenue Service (IRS) has formed a Market Segment Study Group to examine whether PEOs such as the Company are for certain employee benefit and tax purposes the "employers" of worksite employees under the Code. If the IRS were to determine that the Company is not an "employer" under certain provisions of the Code, it could materially adversely affect the Company in several ways. With respect to benefit plans, the tax qualified status of the Company's 401(k) plans could be revoked, and the Company's cafeteria and medical reimbursement plans may lose their favorable tax status (resulting in employer liability, including penalties for failure to withhold applicable taxes in connection with the cafeteria and medical reimbursement plans). The Company cannot predict either the timing or the nature of any final decision that may be reached by the IRS with respect to the Market Segment Study Group or the ultimate outcome of any such decision, nor can the Company predict whether the Treasury Department will issue a policy statement with respect to its position on these issues or, if issued, whether such statement would be favorable or unfavorable to the Company. Effective as of January 1, 1997, the Company implemented a new 401(k) retirement plan which involves both the client and the Company as co-sponsors of the plan and is intended to be a "multiple employer" plan under Code Section 413(c). The Company believes that this multiple employer plan is less likely to be adversely affected by any IRS determination that no employer relationship exists between the Company and worksite employees. While the Company does sponsor some sole employer plans covering worksite employees which the Company assumed in connection with other acquired PEO operations and which could be adversely affected by any unfavorable IRS determination, the Company intends to convert the majority of the sole employer plans into one or more multiple employer plans, and the Company believes that any unfavorable IRS determination, if applied prospectively (that is, applicable only to periods after such a determination is reached), probably would not have a material adverse effect on the Company's financial position or results of operations. However, if an adverse IRS determination were applied retroactively to disqualify benefit plans, employees' vested account balances under 401(k) plans would become taxable, an administrative employer such as the Company would lose its tax deductions to the extent its matching contributions were not vested, a 401(k) plan's trust could become a taxable trust and the administrative employer could be subject to liability with respect to its failure to withhold applicable taxes and with respect to certain contributions and trust earnings. In such event, the Company also would face the risk of client dissatisfaction and potential claims by clients or worksite employees.

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

Certain states impose or are considering imposing certain taxes on gross revenues or service fees of the Company and its competitors. The Company cannot predict with certainty the extent to which such taxes will be imposed.

WORKERS COMPENSATION

Workers' compensation is a state-mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs that result from work-related injuries and illnesses, regardless of fault and without any co-payment by the employee. In exchange for providing workers' compensation coverage for employees, the liability of the employer under the workers' compensation statute generally is exclusive. Workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex.

In most states, workers' compensation benefits coverage (for both medical costs and lost wages) is available through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds or employer self-insurance. Several states have mandated that employers receive coverage only from state operated funds. Insurance carriers determine the employer's premium through an evaluation of risk by industry type, factors specific to the employer, and the employer's actual loss history. Typically, the insurance market maintains loss data on an individual employer basis through the experience rating system. Because PEOs aggregate many individual employer risks under a single policy, and may fundamentally alter the loss experience of those risks, PEO relationships have altered traditional methodologies for determining premium and collecting and maintaining experience rating data. Some states are evaluating the regulations applicable to the experience rating system to ensure adequate data and premium collection within the PEO industry. Changes to existing experience rating mechanisms, if adopted, could materially adversely affect the cost of providing, and the market for, PEO services.

As a creation of state law, workers' compensation is subject to change by the state legislature and is influenced by the political processes in each state. Several states have mandated that employers receive coverage only from state-operated funds. Certain states have adopted legislation requiring that all workers' compensation injuries be treated through a managed care program. Moreover, because workers' compensation benefits are mandated by law and are subject to extensive regulation, payors and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. It is difficult for payors and multi-state employers to adopt uniform policies to administer, manage and control the costs of benefits because workers' compensation programs vary from state to state.

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

ITEM 2. PROPERTIES

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

The Company also leases smaller amounts of office space at various locations in a number of other cities for its sales and operations offices. The Company believes that these facilities are adequate for its existing operations, although further acquisitions or expansion could increase its office space needs. The Company reduced the amount of space during 1998 in connection with expense reduction initiatives.

ITEM 3. - LEGAL PROCEEDINGS

The Company and certain of its present and former directors and executive officers were named as defendants in ten actions filed between March 1997 and May 1997. While the exact claims and allegations varied, they all alleged violations by the Company of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, with respect to the accuracy of statements regarding Company reserves and other disclosures made by the Company and certain directors and officers. These suits were filed after a significant drop in the trading price of the Company's Common Stock in March 1997. The suits were consolidated before the U.S. District Court in Phoenix, Arizona. In November 1998, the Company entered into a settlement agreement calling for the claims against the Company and all other defendants to be dismissed with prejudice without presumption or admission of any liability or wrongdoing. Final terms of the settlement call for payment to the plaintiffs of $13.8 million in cash and $1.2 million in shares of the Company's Common Stock. A substantial majority of both the cash portion of the settlement and litigation-related expenses have been paid by the Company's directors and officers' insurance carriers. The Court approved the settlement agreement on March 11, 1999.

The Company was named as a defendant in an action filed by Ladenburg Thalmann & Co., Inc. in the United States District Court, Southern District of New York in May 1997 alleging breach of contract under certain stock warrants. The plaintiff sought damages of at least $2.5 million. In March 1999, the Court granted the Company's motion for summary judgment and dismissed the plaintiff's case.

An arbitration panel awarded HDVT, Inc. (the seller of certain assets acquired by the Company from Employers Trust in February 1997) a total of $10.4 million in additional acquisition purchase price in February 1999. HDVT has filed an action to confirm the award in Superior Court, Maricopa County, Arizona. The Company has filed a motion to vacate the arbitration award, primarily on grounds that the arbitrators exceeded the scope of their authority. The Company also is pursuing other available remedies, including seeking a significant reduction of the purchase price pursuant to a provision of the purchase agreement relating to the determination of certain workers' compensation expense items. The Company has been advised that HDVT will seek additional purchase price of approximately $1 million under this same provision of the purchase agreement, though the Company does not expect any additional purchase price to become due thereby. At the time of final resolution, the payment will be accounted for as an acquisition cost and will be amortized over the remaining term of the acquisition's original 15-year amortization schedule.

An arbitration proceeding between the Company and US Xpress is scheduled for May 1999 regarding issues under a PEO service agreement between the parties that was terminated by the Company in August 1998. The parties recently stipulated to dismiss related proceedings pending in the United States District Court for the Eastern District of Tennessee, including US Xpress' request for a preliminary injunction. US Xpress seeks recovery of approximately $3,000,000 plus unspecified punitive damages primarily relating to unpaid medical claims. The Company intends to contest the claim vigorously. As part of the same arbitration, the Company is seeking recovery of damages for misrepresentations made by US Xpress (relating primarily to the costs associated with US Xpress's medical programs) at the time the parties entered into the PEO service agreement.

The Company has been named as a defendant in an action filed by Bertram Danzig in February 1999 in Superior Court, Maricopa County, Arizona alleging breach of contract with respect to certain payments claimed to be owing during and after his employment with the Company. The complaint seeks damages of approximately $1.8 million plus the issuance of options to acquire 200,000 shares of Common Stock. The Company intends to defend the action vigorously. The Company further will pursue significant counterclaims against Mr. Danzig relating to certain liabilities and other matters incurred by the Company in connection with its 1996 acquisition of assets from Hazar, Inc., an entity of which Mr. Danzig was a principal. A director of the Company has agreed to indemnify the Company personally for amounts paid by the Company to Mr. Danzig in connection with this matter, if any.

International Color Services, L.L.C. filed for arbitration in December 1998 alleging breach of contract regarding fee issues under the PEO service agreement between the parties. The Company has filed a complaint in Superior Court, Maricopa Count, Arizona in January 1999 seeking a declaratory judgment that the dispute is not subject to arbitration. Plaintiff has filed a motion to compel arbitration and a counterclaim seeking damages of over $400,000 plus attorneys fees and costs and unspecified punitive damages. The Company intends to contest the claim vigorously.

From time to time, the Company is named as a defendant in lawsuits in the ordinary course of business. See Item 7 - "Management's Discussion and Analysis
- Outlook: Issues and Risks - Uncertainty of Extent of PEO's Liability; Government Regulation of PEOs."

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

ITEM 4A. - EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the Company's executive officers, and certain information about them, are set forth below.

                                                                Officer/Director
Name                    Age   Position(s)  With  Company                  Since
----                    ---   --------------------------                  -----

Quentin P. Smith,  Jr.  47    Chairman of the Board, President,             1998
                              Chief Executive Officer and Director

Bill C. Hollis          52    Senior Vice President, Customer Service       1999
                              Delivery

John V. Prince          44    Senior Vice President, CFO and Treasurer      1997

Paul M. Gales           43    Senior Vice President, General Counsel        1996
                              and Secretary

Mark J. Gambill         39    Senior Vice President and Chief               1997
                              Marketing Officer

Quentin P. Smith, Jr. has been a Director of the Company since January 1998, Chairman of the Board of Directors since August 1998, and Chief Executive Officer and President since February 1999. Mr. Smith was President of Cadre Business Advisors, LLC, a professional management consulting services company, from April 1995 to February 1999. Previously, Mr. Smith was Partner-in-Charge of the Desert Southwest Business Consulting Group of Arthur Andersen LLP from 1993 to 1995 and a co-owner of Data Line Service Company, a data processing service bureau, from 1988 to 1991. Mr. Smith is a director of Arizona Public Service Co.

Bill C. Hollis was named Senior Vice President - Customer Service Delivery of the Company in March 1999. Mr. Hollis also serves as Chief Executive Officer of Logistics Personnel Corp. ("LPC"), the Company's driver leasing subsidiary. Previously, Mr. Hollis served as President of LPC from the time the Company acquired LPC in August 1996 until March 1999 and in various management positions with LPC's predecessor companies for approximately 25 years prior to LPC's acquisition by the Company, including positions as Vice President with Penske Truck Leasing, Inc. and Leaseway Transportation Corp.

John V. Prince joined the Company as Vice President - Finance in January 1997 and was named Treasurer in September 1998 and Chief Financial Officer in March 1999. Previously, Mr. Prince held a number of executive positions during a 17-year career with First Interstate Bancorp, Inc. (now Wells Fargo) of Los Angeles, and First Interstate Banks of Texas and Oklahoma, including controller of its $1.5 billion Oklahoma affiliate.

Paul M. Gales joined the Company as its Vice President and General Counsel in October 1996 and has been the Company's Secretary since July 1997. Mr. Gales was a partner at Quarles & Brady, Phoenix, Arizona from 1992 to 1996. Prior to that time, he practiced as an attorney since 1982.

Mark J. Gambill was named Senior Vice President and Chief Marketing Officer in March 1999. Mr. Gambill joined the Company as its Vice President of Marketing in March 1997, and also served as Senior Vice President - Sales and Marketing from December 1997 to March 1999. From 1994 to 1997, Mr. Gambill was Director of National Accounts and Strategic Alliances for Paychex, Inc., a payroll processing company. Prior to that time, Mr. Gambill was a senior manager in sales and marketing for Ceridian Corporation, a payroll processing and human resources company.

                                     PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock has traded on the NASDAQ Smallcap Market under the symbol "ESOL" since November 1998. The Company's Common Stock traded on the NASDAQ National Market from January 1996 to November 1998.

The following table sets forth for the quarters indicated the range of high and low sales prices of the Company's Common Stock as reported by NASDAQ since January 1996. As of March 18, 1999, the Company had 246 shareholders of record and over 13,000 beneficial holders.


         Quarter Ended                       High                 Low
         -------------                       ----                 ---
       December 31, 1998                     $3.31               $1.41
       September 30, 1998                    $3.78               $1.41
       June 30, 1998                         $5.28               $3.59
       March 31, 1998                        $5.84               $4.25
       December 31, 1997                     $7.94               $4.06
       September 30, 1997                    $6.13               $5.00
       June 30, 1997                         $7.38               $3.94
       March 31, 1997                        $28.38              $5.63

DIVIDEND POLICY

The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The Indenture relating to the Company's 10% Senior Notes due 2004 (the "Notes"), limits the payment of dividends by the Company. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

MISCELLANEOUS

The Company has issued securities in private placement  transactions pursuant to
Section 4(2) (or, in the case of shares being issued pursuant to the securities class action settlement, Section 3(a)(10)) of the Securities Act of 1933 as described in the following paragraphs.

As part of the September 1997 acquisition of Phoenix Capital Management, Inc. and several related PEO companies designated as "ERC," the Company issued 752,587 restricted unregistered shares of the Company's Common Stock in September 1997 to one individual who owned the acquired companies. Additionally, the Company agreed to issue additional restricted shares to be determined based upon ERC earnings after the acquisition. The parties are concluding the calculation of the number of such additional shares, which will be valued based on the average closing price of the Company's Common Stock during the one-year period following the closing of the acquisition.

As part of the December 1998 acquisition of Fidelity Resources Corporation, ("Fidelity"), the Company issued 625,000 restricted unregistered shares of the Company's Common Stock in December 1998 to two individuals who owned the acquired company. If the price of the Company's Common Stock (based on the average price during the 20 days prior to the first anniversary of the closing date (the "Anniversary Price")) is less than $4.00, the Company will provide additional cash consideration or issue additional restricted shares (or any combination thereof, in the Company's discretion) in an amount sufficient so that the aggregate value of the 625,000 shares (valued at the Anniversary Price) plus such additional consideration equals $2.5 million. Subject to meeting gross profit targets on a specific client prior to July 1, 2000, the Company also agreed to provide up to $500,000 of additional consideration in the form (in the Company's discretion) of cash or additional restricted shares (valued at the Anniversary Price). The Company also issued warrants to the two individuals to purchase up to 200,000 shares of its Common Stock. The warrants become exercisable at $2.125 per share if earnings targets are achieved in each of the three years following the closing of the acquisition.

The Company has agreed to issue shares of its Common Stock valued at $1.2 million in connection with the settlement of securities class action litigation. See "Item 3 - Legal Proceedings." The shares will be valued based on the average price during the 20 trading days preceding the date on which the Court's judgment approving the settlement becomes final. For purposes of the settlement agreement, the Court's judgement will be considered final three business days after the expiration of time to file an appeal (i.e. 30 days from entry of judgement) or, if an appeal is filed, the date on which the judgement is no longer subject to further judicial review or appeal.

ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected consolidated financial data presented below as of December 31, 1998, 1997, 1996, 1995 and 1994 and for the years then ended are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants. Except for 1994, the earnings per share amounts for all prior years have been restated to conform with the presentation requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Management does not believe the impact of restatement for 1994 would be material.

                                                        Year Ended December 31,
                                        ------------------------------------------------------
(In thousands of dollars)               1998        1997         1996         1995        1994
                                        ----        ----         ----         ----        ----
Consolidated Statements of Operations Data:

Revenues                             $968,909     $933,817     $439,016     $164,455    $74,334
Cost of revenues                      934,684      903,255      400,862      150,675     71,068
Gross profit                           34,225       30,562       38,154       13,780      3,266
Selling, general and
 administrative expenses               49,293       33,411       17,310        7,183      2,297
Depreciation & amortization             6,145        4,617        2,073          426        269
Income (loss) from operations         (21,213)      (7,466)      18,771        6,171        700
Non-operating income (expense), net    (6,849)      (3,849)        (364)         510        129
Income (loss) before provision
 for taxes                            (28,062)     (11,315)      18,407        6,681        829
Income tax provision (benefit)           (111)      (2,819)       6,381        2,846        450
Net income (loss)                     (27,951)      (8,496)      12,026        3,835        379

                                                        Year Ended December 31,
                                        ------------------------------------------------------
(In thousands, except per share data)   1998        1997         1996         1995        1994
                                        ----        ----         ----         ----        ----
Consolidated Balance Sheet Data

Working capital                     $  31,665     $  58,329     $ 30,449    $ 8,589    $ 2,394
Total assets                          175,105       207,217      125,969     36,840      9,310
Long-term debt                         85,000        85,000       42,800         --         --
Stockholders' equity                   15,716        42,389       46,507     19,943      6,401

Common Stock Data
Earnings (loss) per share
  Basic                                  (.88)         (.27)         .40        .17        .02
  Diluted                                (.88)         (.27)         .37        .16        .02

Weighted average common and
equivalent shares outstanding
  Basic                                31,817        31,193       30,224     22,392     20,145
  Diluted                              31,817        31,193       32,168     23,507     20,145

At period end:
  Worksite employees                   40,800        45,200       30,000     11,000      3,600
  Client companies                      2,000         1,700        1,200        920        450
  States with worksite employees           47            47           46         40         20

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

Except for the historical information contained herein, the discussion in this Form 10-K contains or may contain forward-looking statements (which include statements in the future tense, statements using the terms "believe," "anticipate," "expect," "intend" or similar terms) that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein particularly in "Outlook: Issues and Risks" below, and in "Item 1 -- Business," as well as those factors discussed elsewhere herein or in any document incorporated herein by reference.

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

In periods from and after January 1, 1998, workers' compensation liabilities are fully insured under a guaranteed cost policy, subject to limited exceptions described below. Accordingly, workers' compensation expense would include premiums paid to the Company's third party insurance carriers for workers' compensation insurance. Workers' compensation expense also includes the cost of a defined portfolio of stand-alone policies in place at December 31, 1997 which policies expire at various dates during 1998 and as to which the Company retains liability of $250,000 per occurrence plus fees as described above; and costs under the Company's self-insurance program in Ohio, with respect to which the Company retains liability of $50,000 per occurrence.

Health care and other employee benefits costs consist of medical and dental insurance premiums, payments of and reserves for claims subject to deductibles and the costs of vision care, disability, life insurance and other similar benefit plans. The Company's health care benefit plans consist of a mixture of fully-insured programs and one self-insured program with a built-in maximum coverage cap of $100,000 per person per year. Prior to 1998, the Company also offered certain partially self-insured programs with specific and, in one program, aggregate stop-loss insurance. The Company recognizes a liability for self-insured and partially self-insured health insurance claims at the time a claim is reported to the Company by the third party claims administrator, and also provides for claims incurred, but not reported based on industry-wide data and the Company's past claims experience. The liability recorded may be more or less than the actual amount of ultimate claims. While the Company believes that its reserves for healthcare and workers' compensation claims are adequate for future claims payments, there can be no assurance that this will be the case. See "Outlook: Issues and Risks" herein.

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

ACQUISITIONS

Period-to-period comparisons are substantially affected by the Company's growth through acquisition of other companies providing PEO services. The Company has accounted for its acquisitions using the "purchase" method of accounting, whereby the results of such acquired companies are reflected in the Company's financial statements prospectively from the date of acquisition. In addition to increasing revenues, acquisition activity can affect gross profits and margins because the industry mix of the acquired companies may differ from that of the Company. Further during the transition period after an acquisition the Company may act to implement pricing changes where appropriate and to eliminate client relationships which do not meet the Company's risk or profitability profiles. Acquisition activity historically has increased the Company's workers' compensation expense, primarily by accelerating the Company's overall growth rate and accelerating its exposure in specific higher-risk segments, such as transportation. The Company also seeks to eliminate certain general and administrative costs of acquired companies although such results may not be achieved.

Company PEO acquisitions which have affected recent periods have included the following: Hazar, Inc. and affiliates (Hazar) in October 1995; TEAM Services in June 1996; Leaseway Personnel Corporation and Leaseway Administrative Personnel, Inc. (collectively, "Leaseway") in August 1996; the McClary-Trapp group of companies (McClary-Trapp) in November 1996; ETIC Corporation d/b/a Employers Trust (ETIC) in February 1997; CMGR Inc. and Humasys, Inc. (collectively, "CMGR") in February 1997; four related PEO companies referred to as "Employee Resources Corporation" (collectively, "ERC") in September 1997; Phoenix Capital Management, Inc. (PCM), a PEO service provider, in September 1997; K.W.M. Corporation (KWM) in June 1998; and Fidelity Resources Corporation (Fidelity) in December 1998.

OPERATING RESULTS

Margin comparisons are affected by the relative mix of stand-alone risk management/workers' compensation services, full PEO services, TEAM Services services, and driver leasing services acquired in the Leaseway acquisition (LPC) in any particular period.

Certain employment-related taxes are based on the cumulative earnings of individual employees up to a specified wage level. Therefore, these expenses tend to decline over the course of a year. Since the Company's revenues for an individual client are generally earned and collected at a relatively constant rate throughout each year, payment of such unemployment tax obligations positively impacts on the Company's working capital and results of operations as the year progresses. Also, fourth quarter revenues are typically increased by year-end bonuses and distributions paid to worksite employees, historically resulting in little or no revenue growth from fourth to first quarter (excluding acquisitions). In addition, the Company's first quarter revenues tend to be adversely affected by decreased activity by various of its transportation clients due to seasonal factors.

RESULTS OF OPERATIONS--YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

                                                         Percent
(In thousands of dollars)                  1998          Change          1997
                                           ----          ------          ----
Revenues                                 $968,909           4%         $933,817
Cost of revenues                          934,684           3           903,255
Gross profit                               34,225          12            30,562
Selling, general and administrative        49,293          48            33,411
Depreciation and amortization               6,145          33             4,617
Interest income                             1,885          45             1,303
Interest expense                            8,541          67             5,102
Net loss                                  (27,951)        229            (8,496)

REVENUES

Revenues increased from $933.8 million for the year ended December 31, 1997, to $968.9 million for the year ended December 31, 1998, a 4% increase. The increase in revenues was primarily due to increased revenues in TEAM Services. Acquisitions also accounted for a portion of the increase in revenues between the periods. Growth from internal sales and acquisitions was in part offset by factors such as attrition of clients and competitive pressures. The Company transitioned its sales operations from Atlanta to Phoenix during the first six months of 1998, which had a short term impact on sales. Execution of the restructuring and cost reduction plan resulted in increases in client attrition and decreases in internal sales in late 1998 and early 1999 due primarily to short-term disruptions in client service. While the Company has taken steps to address these issues, there can be no assurance that measures recently taken by the Company to improve customer service, reduce attrition and increase internal sales will be effective. The Company also terminated its subscriber agreement with US Xpress effective August 19, 1998. The number of worksite employees decreased from approximately 45,200 at December 31, 1997, to approximately 40,800 at December 31, 1998. The majority of the decrease was directly attributable to the Company's termination of the contract with US Xpress, an unprofitable client that had approximately 6,200 worksite employees.

In 1998, the Company discontinued offering risk management/workers' compensation services to customers who are not full-service PEO customers of the Company. This change was the result of the determination to emphasize other PEO marketing strategies and because of the decreased profit opportunities resulting from increased price competition in the overall workers' compensation market.

COST OF REVENUES

Cost of revenues increased 3% from $903.3 million for the year ended December 31, 1997, to $934.7 million in the year ended December 31, 1998. This increase is primarily due to the increase in the Company's revenues, offset by reduced costs associated with the transition to a guaranteed cost program as described below. Additionally, the cost of revenues was adversely affected by $3.2 million in unusual charges which are not expected to recur, including $1.8 million in healthcare costs incurred under the US Xpress contract, $1.0 million in write-offs for certain payroll tax receivables, and $.4 million in other workers' compensation expenses. The additional healthcare costs described above in part led to the Company's decision to terminate the US Xpress contract.

Workers' compensation expenses decreased approximately 20% to $24.3 million in 1998 from $30.4 million in 1997, due primarily to the reduced expenses associated with the Company's change in business strategy to minimize future uncertainty associated with its workers' compensation programs by converting to a guaranteed cost workers' compensation program and the discontinued offering of stand-alone workers' compensation services as described above. The Company's workers' compensation costs have increased under the terms of its 1999 program as compared to its 1998 program in part due to continued development of historical losses.

Consistent with Company policy, the Company's workers' compensation reserves at December 31, 1998 (as related to costs associated with certain stand-alone cases and Ohio claims) are based on a review by an independent actuary. The actuary relied on industry standards, while taking into account the Company's specific risk structure and philosophy, in determining its findings.

Healthcare expenses decreased approximately 19% to $22.0 million in 1998 from $27.2 million in 1997, in part due to the termination of the US Xpress contract.

GROSS PROFIT

The Company's gross profit margin increased from 3.3% in the year ended December 31, 1997 to 3.5% in the year ended December 31, 1998. This increase was due primarily to decreased workers' compensation expenses associated with the guaranteed cost program and reduced healthcare expenses, offset by the impact of repricing existing clients due to competitive factors and lower margins on new business. In addition, the proportion of TEAM Services revenues, which have lower margins, increased during 1998.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by $15.9 million or 48% from $33.4 million for the year ended December 31, 1997 to $49.3 million for the year ended December 31, 1998. As a percent of revenues, selling, general and administrative expenses increased from 3.6% to 5.1% during the years ended December 31, 1997 and 1998, respectively. Factors contributing to the increase in selling, general and administrative expenses in 1998 over 1997 include significant charges not expected to recur in future periods, as described below. The most significant charge is $6.2 million in legal expense to settle the securities class action litigation. In addition, during 1998 the Company has written down approximately $1.5 million in receivables relating to general customer trade receivables and recent collection difficulties associated with the discontinuation of the Company's stand-alone workers' compensation program. Further, certain receivables primarily related to former sales and marketing operations in Atlanta totaling approximately $1.0 million were reserved for in the second quarter. The receivables are non-customer related and include investments in sales personnel and strategic sales partners in the form of loans or commission advances. Commission expense increased during 1998 due to the increase in revenues discussed above and an increase in commissionable business. In addition, the Company also incurred approximately $400,000 in professional fees associated with acquisition activities that did not result in completed transactions.

On August 11, 1998, the Company announced a $1.4 million restructuring charge related to a cost-reduction plan that included initiatives intended to significantly reduce selling, general and administrative costs. See below discussion of Restructuring expense and cost-reduction plan. In addition to the cost reduction plan expenses, the Company incurred non-recurring professional fees of approximately $550,000 primarily related to certain operational and strategic initiatives and approximately $372,000 of duplicative salary expense in the third quarter of 1998 related to the implementation of the operational initiatives. These and other initiatives have successfully resulted in significant reductions in the Company's ongoing selling, general and administrative expense levels.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization represents depreciation of property and equipment and amortization of organizational costs, customer lists and goodwill. Depreciation and amortization expense totaled $6.1 million for the year ended December 31, 1998 compared to $4.6 million for the year ended December 31, 1997. The increase was due primarily to goodwill amortization resulting from acquisitions in 1997 and the second quarter of 1998, depreciation of communication and computer systems and the installation of a new fully-integrated accounting system in 1998. Goodwill amortization of these acquisitions was recognized from the date of acquisition. See "Liquidity and Capital Resources" below regarding the Company's issuance of $85 million in 10% Senior Notes due 2004, in particular as to the approximately $3.5 million in offering expenses which are being amortized over the term of the Notes.

RESTRUCTURING EXPENSE AND COST-REDUCTION PLAN

On August 11, 1998, the Company announced a restructuring and cost-reduction plan primarily involving the closing of remote payroll processing centers and other offices and various other expense reduction strategies. Back office functions were consolidated at the Company's Phoenix, Arizona headquarters to take advantage of recent investments in systems upgrades. The Company incurred a restructuring charge in the third quarter of 1998 of $1.4 million, consisting primarily of severance and lease cancellation costs. During 1998 the Company transitioned operations located in Indiana and Massachusetts to its corporate headquarters in Phoenix. Where offices were closed or consolidated, the Company maintains an active sales and customer service presence to meet the local needs of customers and to support internal growth.

INTEREST

Interest income increased from $1.3 million for the year ended December 31, 1997 to $1.9 million for the year ended December 31, 1998, primarily due to interest earned on cash held at the corporate level including the excess proceeds from the note offering and restricted cash and investments held for the future payment of workers' compensation claims at the Company's wholly owned insurance subsidiary, Camelback. Interest expense increased from $5.1 million for the year ended December 31, 1997 to $8.5 million for the year ended December 31, 1998, primarily due to interest accrued on the Company's $85 million in 10% Senior Notes due 2004. See "Liquidity and Capital Resources."

EFFECTIVE TAX RATE

The Company's effective tax rate provides for federal and state income taxes. The effective tax rate for the year ended December 31, 1998 was a benefit of .4% as compared to a benefit of 25% for the year ended December 31, 1997. The tax rate used in each quarterly reporting period generally was an estimate of the Company's effective tax rate for the calendar year. As of December 31, 1998, the Company has incurred losses in excess of what could be carried back and applied against prior years' income to generate federal income tax refunds. The remaining net operating loss will be available for carry-forward benefit only to the extent of any subsequently generated taxable income. Also as of December 31, 1998, the Company established a valuation allowance against a $9.2 million net deferred tax asset.

The Company's effective tax rate reflects the operations of the Company's wholly-owned subsidiary, Camelback, which pays state premium tax rather than state income tax. Although the Company believes that it has structured its Camelback arrangements to qualify for such tax treatment, any disallowance of this tax treatment could materially affect the Company's results of operations for the current fiscal year and future fiscal years. The Company's effective tax rate will vary from time to time depending primarily on the mix of profits derived from the Company's various profit centers, the magnitude of nondeductible items relative to overall profitability and other factors. The Company's estimated effective tax rate for financial reporting purposes for 1998 is also based on estimates of the following items that are not deductible for tax purposes: (a) amortization of certain goodwill, and (b) one-half of the per diem allowance relating to meals paid to truck drivers under a Company sponsored program.

RESULTS OF OPERATIONS--YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

                                                         Percent
(In thousands of dollars)                 1997            Change         1996
                                          ----            ------         ----
Revenues                                $933,817            113%       $439,016
Cost of revenues                         903,255            125         400,862
Gross profit                              30,562            (20)         38,154
Selling, general and administrative       33,411             93          17,310
Depreciation and amortization              4,617            123           2,073
Interest income                            1,303             56             833
Interest expense                           5,102            327           1,196
Net (loss) income                         (8,496)          (171)         12,026

REVENUES

Revenues increased to $933.8 million for the year ended December 31, 1997 from $439.0 million for the year ended December 31, 1996, an increase of 113%. Acquisitions, and the addition of US Xpress as a PEO client, primarily accounted for the increase in revenues between the periods. Growth was in part offset by factors such as attrition of clients and competitive pressures in the PEO and workers' compensation industries. The number of worksite employees increased to approximately 45,200 covering approximately 1,700 client companies at December 31, 1997 from approximately 30,000 covering 1,200 client companies at December 31, 1996.

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

Workers' compensation expense for the year ended December 31, 1997 was $30.4 million compared to $10.0 million in the prior year. The increase primarily is due to the rapid growth in the Company's overall business, as discussed above, accelerated by acquisition activity and the addition of US Xpress, all of which have increased exposure in higher-risk market segments such as transportation. The increase is also due to an unexpected and significant increase in claims activity, particularly in the fourth quarter of 1997, including loss development on prior period claims. This increase led in turn to a significant increase in the Company's workers' compensation reserves as established via the independent actuarial review upon which the Company's workers' compensation reserves are based (see discussion below). In light of the unanticipated increased claims and reserve requirements, and taking into account prior unanticipated increases in actuarial reserve requirements (in particular, an unanticipated increase taken at December 31, 1996), the Company implemented a change in its business strategy whereby the Company seeks to minimize future uncertainty associated with its worker's compensation expense. The change in strategy is based on competitive market conditions which provide an opportunity to obtain third-party insurance at a favorable cost and which limit opportunities for the Company to profit from risk retention and the changing profile of its worksite employee base. Consistent with this strategy, the Company increased its workers' compensation reserves at December 31, 1997 approximately $6.0 million to establish its reserves at a level intended to eliminate any risk of future workers' compensation loss development expense related to pre-1998 occurrences.

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

As part of the Company's change in business strategy, the Company obtained fully-insured guaranteed cost workers' compensation coverage effective January 1, 1998, thereby eliminating the Company's risk retention on workers' compensation claims arising after that date except for costs associated with certain stand-alone cases and Ohio claims. Consistent with the change in business strategy, the Company also effected a loss portfolio transfer for pre-1998 claims.

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

DEPRECIATION AND AMORTIZATION

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

EFFECTIVE TAX RATE

The Company's effective tax rate for the year ended December 31, 1997 was a benefit of 25% as compared to a provision of 34.7% for the year ended December 31, 1996. The Company recognized a tax benefit in 1997 as a result of its loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company defines liquidity as the ability to mobilize cash to meet operating, capital and acquisition financing needs. The Company's primary sources of cash in 1998 were from investing and financing activities.

Cash used by operating activities was $15.7 million during 1998 compared to cash provided by operating activities of $7.2 million during 1997 and $3.3 million of cash used during 1996. Cash used by operating activities in 1998 includes cash paid in connection with a loss portfolio transfer discussed below. Operating cash flows are derived from customers for full PEO services rendered by the Company. Payments from PEO customers typically are received on or within a few days of the date on which payroll checks are delivered to customers, and cover the cost of the payroll, payroll taxes, insurance, other benefit costs and the Company's administration fee. The Company's TEAM Services and LPC operations extend credit terms generally from 7 to 45 days as is customary in their respective market segments. Stand-alone risk management/workers' compensation services are billed in accordance with individual policies. If the Company expands or enters into new market segments, or extends credit terms to additional clients, its working capital requirements may increase. Included in other assets is a receivable of approximately $1.4 million from a single stand-alone client as to which disputes have risen. The Company has initiated litigation against the former client seeking, among other remedies, collection of the receivable. While the Company believes that it will prevail in the litigation, there can be no assurance that this will be the case and an adverse outcome could result in the write-off of all or a substantial portion of the unreserved balance of the receivable.

Cash provided by investing activities was $1.2 million in 1998, and cash used in investing activities was $15.0 million and $46.9 million in 1997 and 1996, respectively. Included in 1998 investing activities is $10.0 million of cash representing the Company's investment in marketable securities until such funds are needed. Acquisitions are not expected to be a significant use of cash in 1999. An arbitration panel awarded HDVT, Inc. (the seller of certain assets acquired by the Company from Employers Trust in February 1997) a total of $10.4 million in additional acquisition purchase price in February 1999. The Company has filed a motion to vacate the arbitration award, primarily on grounds that the arbitrators exceeded the scope of their authority. The Company also is pursuing other available remedies, including seeking a significant reduction of the purchase price pursuant to a provision of the purchase agreement relating to the determination of certain workers' compensation expense items.

For 1998, 1997 and 1996, capital expenditures were $2.7 million, $2.5 million, and $.7 million, respectively. Capital expenditures in 1998 consisted primarily of computer equipment to enhance the Company's ability to support the Company's increased client base and the centralization of payroll processing and accounting systems. During 1999, the Company expects to continue to invest in additional computer and technological equipment. Although the Company continuously reviews its capital expenditure needs, management expects that 1999 capital expenditures will continue in order to meet the needs of the Company's base of worksite employees.

Cash provided in financing activities was $13.7 million, $36.9 million, and $47.2 million for 1998, 1997 and 1996, respectively. Cash flows from financing activities during 1998 resulted primarily from bank overdrafts that generally result from timing differences in the transfer of funds between banks. Overdrafts are repaid through the transfer of funds from other Company cash accounts held in other banks.

At December 31, 1998 and December 31, 1997, the Company had cash and cash equivalents of $39.3 million and $40.1 million, respectively. Cash and cash equivalents are generally invested in high investment grade instruments with maturities of less than 90 days. Certain amounts of restricted cash and investments (see below) may have maturities beyond 90 days but are highly liquid. At December 31, 1998, the Company had $10.0 million in investments and marketable securities, consisting of money market funds, commercial paper, certificates of deposit and U.S. Treasury and agency notes. The Company generally maintains large cash balances to meet its daily payroll and payroll tax obligations. The Company continues to seek improvements in its cash management program to minimize the requirement for cash on hand, though as the business continues to grow, cash requirements to meet daily obligations will increase. In April, 1998 the Company completed an LPT which resulted in a one time payment of $19.9 million funded primarily from restricted cash and investments (see below).

On April 22, 1998, the Company completed a risk transfer of all of its pre-1998 workers' compensation claims liability to a third party insurer rated AAA by Standard & Poor's, effected through an LPT valued as of February 28, 1998. In exchange for a premium of $19.9 million (paid primarily from restricted cash and investments), the Company acquired reinsurance of $35 million to insure its pre-1998 workers compensation losses. Based upon the advice of its outside actuaries, the Company believes that the risk that pre-1998 liability could exceed the $35 million aggregate limit is extremely remote, although there can be no assurance. The LPT provides for profit sharing opportunities with the Company based on ultimate paid claims, though there can be no assurance whether or when a profit will be realized. No charge to earnings was recorded in connection with this transaction in 1998 or is expected in future periods.

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

The Company is engaged in negotiations with the principal carrier under its pre-1998 workers' compensation program concerning various issues associated with closing out such program. During the course of the negotiations, the carrier has taken the position that amounts are due from the Company to the carrier. The negotiations are in a preliminary phase and the parties have not reached agreement on the extent of the Company's liability, if any, to the carrier.

At December 31, 1998 and December 31, 1997, the Company had working capital of $31.7 million and $58.3 million, respectively. See also "FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING" and "SUBSTANTIAL LEVERAGE" below.

NOTE OFFERING

On October 21, 1997, the Company issued $85 million of Notes in an Offering (the Offering) effected as an exempt offering under the Securities Act of 1933 as amended (Securities Act). Interest under the Notes is payable semi-annually commencing April 15, 1998, and the Notes are not callable until October 2001 subject to the terms of the Note Agreement. The Company incurred expenses related to the Offering of approximately $3.5 million and will amortize such costs over the life of the Notes. In April 1998, the Company completed an exchange offer for these notes which was registered under the Securities Act. The indenture under which the Notes were issued includes certain restrictions on use of cash, and other expenditures, by the Company including limitations on dividends, repurchases of Company shares and the incurrence of new indebtedness.

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

OUTLOOK:  ISSUES AND RISKS

The following issues and risks, among others (including those discussed elsewhere herein), should be considered in evaluating the Company's outlook.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

The Company currently anticipates that its available cash resources combined with funds from operations will be sufficient to meet its presently anticipated working capital and capital expenditures requirements under its 1999 operating plan. The Company may need to raise additional funds through public or private debt or equity financing in order to take advantage of unanticipated opportunities or to respond to unanticipated competitive pressures or adverse outcomes associated with litigation or other claims. If additional funds are raised through the issuance of equity securities, then the percentage ownership of the then current shareholders of the Company may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's business, operating results and financial condition could be materially adversely affected.

SUBSTANTIAL LEVERAGE

The Company has incurred significant debt primarily in connection with its expansion through acquisitions and its October 1997 issuance of its 10% Senior Notes due 2004. As of December 31, 1998, the Company had outstanding senior indebtedness of approximately $85 million and stockholders' equity of approximately $16 million, respectively.

The Company's ability to make scheduled principal payments in respect of, or to pay the interest or liquidated damages, if any, on, or to refinance, any of its indebtedness (including the Notes) will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors beyond its control. Based upon the Company's current level of operations, management believes that cash flow from operations and other available cash will be adequate to meet the Company's anticipated future requirements for working capital expenditures, scheduled lease payments and scheduled payments of interest on its indebtedness, including the Notes, for the foreseeable future. The Company may, however, need to refinance all or a portion of the principal of the Notes at or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated growth will occur or that funds will be available from other sources or otherwise in an amount sufficient to enable the Company to service or refinance its indebtedness, including the Notes, or make anticipated capital expenditures and lease payments. In addition, there can be no assurance that the Company will be able to effect any such refinancing (or any equity financing) on commercially reasonable terms. Also, the Company is facing several matters in litigation or arbitration as discussed elsewhere herein, as well as litigation incidental to its business. The Company's liquidity position could be materially adversely affected depending on the outcome of these matters. See "Litigation and Other Contingencies" and "Liquidity and Capital Resources."

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

LITIGATION AND OTHER CONTINGENCIES

While certain significant litigation matters have been resolved recently, including the settlement of a major securities class action brought against the Company and certain of its officers and directors in March 1997, other significant matters remain unresolved. For example, the Company is seeking to vacate a $10.4 million arbitration award obtained by HDVT, Inc. (the seller of assets acquired by the Company from Employers Trust in February 1997) against the Company in February 1999. A separate arbitration is scheduled for May 1999 to resolve a claim against the Company by its former client, U.S. Xpress, for approximately $3 million in unpaid medical claims and to resolve a counterclaim by the Company against U.S. Xpress for damages for misrepresentations made by it at the time of contract formation with respect to U.S. Xpress's medical cost history. The State of Ohio has assessed sales and use taxes of approximately $5.2 million against the Company that the Company believes have been assessed erroneously and is contesting vigorously. The Company faces other claims relating to prior contractual relationships and other matters. While the Company will continue to seek vigorously to resolve these matters favorably, there can be no assurance that the outcome of these matters, or any of them, will not have a material adverse effect upon the Company's results of operations or financial position.

RESTRUCTURING AND COST-REDUCTION PLAN; EFFECT ON CLIENT RETENTION

In 1998, the Company completed a restructuring and cost-reduction plan primarily involving the closing of remote payroll processing centers and other offices and various other expense reduction strategies. Back office functions were consolidated at the Company's corporate headquarters. While the Company believes that completion of the plan will result in long-term improvements in its operational and customer service capabilities (in addition to significant operating expense reductions), the plan resulted in increases in client attrition and decreases in internal sales due primarily to short-term disruptions in client service. There can be no assurance that measures recently taken by the Company to improve customer service, reduce attrition and increase internal sales will be effective.

RISKS ASSOCIATED WITH SIGNIFICANT GROWTH, INCLUDING GROWTH THROUGH ACQUISITIONS

The Company has experienced significant growth that has challenged the Company's management, personnel, resources and systems. A significant portion of the Company's growth has been accomplished through the acquisition of other PEOs. Growth through acquisition involves substantial risks, including the risk of improper valuation of the acquired business and the risks inherent in integrating such businesses with the Company's operations. As part of its business strategy, the Company intends to pursue continued growth. There can be no assurance that the Company will be able to achieve growth in the future or manage this growth effectively.

INCREASES IN HEALTH INSURANCE PREMIUMS, UNEMPLOYMENT TAXES AND WORKERS' COMPENSATION RATES; AVAILABILITY OF PROGRAMS

State unemployment taxes are, in part, determined by the Company's unemployment claims experience. Medical claims experience also greatly impacts the Company's health insurance rates and claims cost from year to year. Similarly, workers' compensation costs are directly affected by experience. Should the Company experience a large increase in claims activity for unemployment, workers' compensation and/or healthcare, then its costs in these areas would increase. In such a case, the Company may not be able to pass these higher costs to its clients due to contractual or competitive factors. In addition, the Company would have difficulty competing with PEOs with lower claims rates that may offer lower rates to clients.

The maintenance of health and workers' compensation insurance plans that cover worksite employees is a significant part of the Company's business. While the Company believes that replacements for its current contracts could be obtained on competitive terms, if doing so became necessary, without causing significant disruption to the Company's business, there can be no assurance in this regard.

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

CREDIT RISKS

As the employer of record for its worksite employees, the Company may be contractually obligated to pay their wages, benefit costs and payroll taxes whether or not the Company receives payment from its customer. The Company typically bills a client company for these amounts in advance of or at each payroll date, and reserves the right to terminate its agreement with the client, and thereby the Company's liability for future payrolls to the client's worksite employees, if timely payment is not received. Limited extended payment terms are offered in certain cases subject to local competitive conditions. The rapid turnaround necessary to process and make payroll payments leaves the Company vulnerable to client credit risks, some of which may not be identified prior to the time payroll payments are made. There can be no assurance that the Company will be able to timely terminate any delinquent accounts or that its contractual termination rights will be judicially enforced.

By way of example, a group of employees filed suit against the Company in 1998 alleging that they were employees of the Company and that they had not been paid certain wages. The maximum amount claimed could have exceeded $500,000. While the Company did not believe that it had any liability to the plaintiffs based on the facts of the case, and the Company has successfully obtained a dismissal of the suit, the Company may be required to deal further with the matter on appeal and/or deal with similar claims in the future.

In addition, the Company competes in several market segments in which PEOs typically advance wages, benefit costs and payroll taxes to their clients. The Company intends to continue this practice despite the potentially greater credit risk posed by such practices. The Company conducts a limited credit review before accepting new clients. However, the nature of the Company's business and pricing margins is such that a small number of client credit failures could have an adverse effect on its business and financial performance.

CLIENT RELATIONSHIPS

The Company's subscriber agreements with its clients generally may be canceled upon 30 days written notice of termination by either party, except where different arrangements are required by applicable law. While the Company believes that it has experienced favorable client retention in the past, there can be no assurance that those relationships will continue or that historical rates of retention will continue to be achieved. See RESTRUCTURING AND COST-REDUCTION PLAN; EFFECT ON CLIENT RETENTION. The short-term nature of most customer agreements means that clients could terminate a substantial portion of the Company's business upon short notice.

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

ADEQUACY OF LOSS RESERVES

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

COMPETITION

The market for many of the services provided by the Company is highly fragmented, with over 2,300 PEOs currently competing in the United States. Many of these PEOs have limited operations with relatively few worksite employees, though several are larger than or comparable to the Company in size. The Company also competes with non-PEO companies, whose offerings overlap with some of the Company's services, including payroll processing firms, insurance companies, temporary personnel companies and human resource consulting firms. In addition, the Company expects that as the PEO industry becomes better established, competition will increase because existing PEO firms will likely consolidate into fewer and better competitors and well organized new entrants with greater resources than the Company, including some of the non-PEO companies described above, have entered or will enter the PEO market.

ISSUANCE OF ADDITIONAL SHARES

As discussed elsewhere herein, the Company anticipates issuing additional shares of its Common Stock during 1999 (1) in connection with the settlement of the securities class action litigation; (2) in payment of the purchase price for the June 1996 acquisition of TEAM Services and (3) in payment of the remaining purchase price for the September 1997 ERC acquisition. The Company also is obligated to issue certain additional shares of Common Stock (or pay additional cash, in its discretion) in connection with the December 1998 acquisition of Fidelity Resources Corp. if the price of the Company's Common Stock is less than $4 per share during approximately November 1999, subject to certain conditions. The numbers of shares to be issued in connection with the class action settlement, TEAM purchase price and (should the Company elect to make payment in the form of shares of Common Stock) supplemental Fidelity purchase price varies in proportion to the Nasdaq trading price of the Common Stock (i.e. the number of shares increases to the extent the Nasdaq trading price decreases, and vice versa).

YEAR 2000

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

At December 31, 1998, the inventory, priority assessment and internal compliance assessment phases are substantially completed except for elements of the operations of the Company's LPC subsidiary. The Company intends to substantially complete those phases for LPC by mid-1999. Prioritization of items is assigned based on the level of disruption to Company operations and client service that would result from noncompliance. While Year 2000 issues present significant risks for the Company due to the nature of its business, no significant noncompliance issues were identified during these phases, though there can be no assurance that such issues will not be identified in the future. Due in part to the Company's relatively short operating history, the Company operates only one so-called "legacy" system, limiting its exposure to certain Year 2000 issues.

The repair and replacement phase of the Company's plan has been implemented primarily through various systems upgrades that have been conducted in the ordinary course of business, which upgrades primarily were implemented to meet the Company's needs in view of its rapid growth and independently of Year 2000 considerations. The Company anticipates that repair and replacement considerations relevant to its LPC subsidiary, if any, will be managed through a transition of LPC functions onto the Company's core software platform, which transition previously had been scheduled for operational reasons independent of Year 2000 considerations. A limited amount of software has been purchased primarily for Year 2000 compliance purposes.

The Company has commenced the testing phase of its Year 2000 plan. The Company intends to test its systems for accuracy through the use of test data on a wide variety of the Company's normal operating transactions under various date conditions. The testing phase is approximately 30 - 40% complete. The Company is reviewing software products to assist it in completing the testing phase on an automated basis. The Company believes that these tests can be completed in sufficient time to permit required modifications, if any, to be made on a timely basis.

The Company believes that it does not have material risks associated with Year 2000 issues for non-information technology systems due to the nature of its operations.

The Company has also assessed its third party relationships and has identified a list of vendors that it considers most significant to its operations. These vendors primarily include third party hardware and software vendors, financial institutions, taxing authorities, third party administrators and benefit providers. The Company already has obtained compliance statements from a substantial majority of its key vendors (generally through information publicly available from such vendors), and has commenced the process of requesting written information from designated key vendors regarding their Year 2000 plans and state of readiness. Upon completion of the third-party evaluation and the testing of its internal systems, the Company intends to test significant data interfaces with third party vendors to verify their compliant status.

COSTS TO ADDRESS YEAR 2000 ISSUE

The Company has not incurred and does not expect to incur significant costs related to Year 2000 issues other than the time of internal personnel to complete the Company's Year 2000 plans. As referred to above, the Company has expended significant resources to upgrade various systems in the ordinary course of its business, which upgrades were implemented primarily to meet the Company's needs in view of its rapid growth and independently of Year 2000 considerations. A limited amount of software has been purchased primarily for Year 2000 compliance purposes. As noted above, the Company currently is considering purchasing an additional software product to assist in completing the testing phase. Total costs for year 2000 upgrades are expected to be less than $25,000.

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

The costs of the Company's Year 2000 efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party compliance, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability of the Company and third parties (including vendors, customers and, in particular, federal, state and local governments) to identify, assess, replace or repair and test all relevant items (including embedded technology), the ability of third parties to communicate compliance issues to the Company on a timely basis, unforeseen expenses, and similar uncertainties.

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of its investments and marketable securities that are classified as available-for-sale marketable securities. Cash equivalent short-term investments consist primarily of high quality investment grade instruments, such as commercial paper, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. The available-for-sale marketable securities are subject to interest rate risk because these securities generally include financial instruments such as certificates of deposit, corporate bonds, and U.S. Treasury securities and agency notes that have an original maturity of greater than 90 days. Because these instruments are considered highly liquid, they are not significantly exposed to interest rate risk. However, the market values of these securities may be affected by changes in prevailing interest rates.

The Company attempts to limit its exposure to interest rate risk primarily through diversification and strict adherence to the Company's investment policy. See "Note 1 - Summary of Significant Accounting Policies" to Item 8 - "Financial Statements." The Company's investment policy is designed to maximize interest income while preserving its principal investment.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by Form 10-K are set forth commencing at page F-1 hereof.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The biographical information relating to the Company's directors included under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders (the Proxy Statement) is incorporated herein by reference. The Company anticipates filing the Proxy Statement within 120 days after December 31, 1998. Information as to the Company's executive officers is set forth in Item 4A above.

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

                                     PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1)  Financial   statements  required  by  Form  10-K  are  set  forth
               commencing on page F-1 hereof.

     (a)  (2) Financial statement schedules

              Schedule II - Valuation and Qualifying Accounts - is set forth at page F-36 hereof.

     (a)  (3) Exhibits

              See attached Exhibit Index, which is incorporated herein by reference.

     (b)  REPORTS ON FORM 8-K FOR LAST YEAR

          The Company filed a report on Form 8-K dated November 17, 1998 that reported that the Company had entered into an agreement to settle all of the securities class action lawsuits then pending against the Company. Financial statements were not required or filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 31st day of March, 1999
                                        EMPLOYEE SOLUTIONS, INC.


                                        By /s/ Quentin P. Smith, Jr.
                                          ----------------------------------
                                           Quentin P. Smith, Jr.
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                          Title                     Date


/s/ Quentin P. Smith, Jr       Chairman of the Board, Chief       March 31, 1999
-----------------------------
Quentin P. Smith, Jr.          Executive Officer, President
                               And Director

/s/ Harvey A. Belfer           Director                           March 31, 1999
-----------------------------
Harvey A. Belfer

/s/ Marvin D. Brody            Director                           March 31, 1999
-----------------------------
Marvin D. Brody

/s/ David R. Carpenter         Director                           March 29, 1999
-----------------------------
David R. Carpenter

/s/ Jeffrey A. Colby           Director                           March 29, 1999
-----------------------------
Jeffrey A. Colby

/s/ Sara R. Dial               Director                           March 29, 1999
-----------------------------
Sara R. Dial

/s/ James E. Gorman            Director                           March 30, 1999
-----------------------------
James E. Gorman

/s/ Robert L. Mueller          Director                           March 27, 1999
-----------------------------
Robert L. Mueller

/s/ John V. Prince             Chief Financial Officer            March 31, 1999
-----------------------------
John V. Prince

                            EMPLOYEE SOLUTIONS, INC.
                               (THE "REGISTRANT")

                                  EXHIBIT INDEX
                                       TO
                               REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

Exhibit                                                Incorporated Herein        Filed
Number    Description                                  by Reference to           Herewith
------    -----------                                  ---------------           --------
3(i)      Registrant's   composite   Articles   of     Registrant's   Report  on
          Incorporation, as amended                    Form  10-K  for the  year
                                                       ended  December  31, 1996
                                                       (1996   10-K)  (See  also
                                                       Exhibit  A  included   in
                                                       Exhibit 4.5 below)

3(ii)     Registrant's    Amended   and   Restated     Registrant's   Form  10-Q
          Bylaws,  as  amended  through  April 30,     for  the  quarter   ended
          1997                                         March  31,   1997  (March
                                                       1997 10-Q)

4.1       Indenture  dated  October 15, 1997 among     Registrant's      Current
          the     Registrant,     the    Guarantor     Report  on Form 8-K dated
          Subsidiaries  (as defined  therein)  and     October      21,     1997
          The Huntington National Bank                 (10/21/97 8-K)

4.2       Purchase  Agreement  dated  October  16,     10/21/97 8-K
          1997 among the Registrant, the Guarantor
          Subsidiaries  and First Chicago  Capital
          Markets, Inc. (FCMM)

4.3       Registration   Rights   Agreement  dated     10/21/97 8-K
          October 21,  1997 among the  Registrant,
          the Guarantor Subsidiaries and FCCM

4.4       Amended  and  Restated  Loan   Agreement     10/21/97 8-K
          dated   October  21,  1997  between  the
          Company and Bank One  Arizona,  NA (Bank
          One)

4.5       Rights Agreement dated as of February 4,     Registrant's   Form   8-A
          1998  between the  Company and  American     registration    statement
          Securities   Transfer  and  Trust,  Inc.     dated February 19, 1998
          which  includes,  as  Exhibit A thereto,
          the Certificate of Designation of Junior
          Participating Preferred Stock, Series A,
          of the Company, as Exhibit B thereto the
          Form  of  Rights   Certificate   and  as
          Exhibit C thereto  the Summary of Rights
          to Purchase Preferred Shares

10.1*     Registrant's  1993  Employee   Incentive     Registrant's  Form 10-KSB
          Stock Option Plan, as amended                for the fiscal year ended
                                                       December  31,  1994 (1994
                                                       Form 10-KSB)

10.2*     Employee  Solutions,   Inc.  1995  Stock     Registrant's   Form  10-Q
          Option Plan, as amended  through June 2,     for  the  quarter   ended
          1998                                         September     30,    1998
                                                       (September 1998 10-Q)

Exhibit                                                Incorporated Herein        Filed
Number    Description                                  by Reference to           Herewith
------    -----------                                  ---------------           --------
10.3*     Employment  Agreement  dated  March  18,     1996 10-K
          1997  Between  Registrant  and  Paul  M.
          Gales

10.4      Letter  Agreement  dated  March 27, 1997     March 1997 10-Q
          (and signed March 30, 1997)  between the
          Company and Edward L. Cain, Jr.

10.5      Letter  Agreement  dated  March 27, 1997     March 1997 10-Q
          (and signed March 31, 1997)  between the
          Company   and   Professional   Employers
          Resource Corporation

10.6      Purchase  Agreement between  Registrant,     Registrant's 10-Q for the
          GCK  Entertainment   Services  I,  Inc.,     quarter  ended  June  30,
          Talent Entertainment and Media Services,     1996
          Inc.  (collectively "TEAM Services") and
          the shareholders of TEAM Services

10.6.1    Amendment  No. 1 to  Purchase  Agreement     Registrant's   8-K  dated
          between  Registrant,  TEAM  Services and     June  22,  1996  (6/22/96
          the shareholders of TEAM Services**          8-K)

10.7*     Employment  Agreement between Registrant     6/22/96 8-K
          and Jeffery Colby*

10.8      Indemnification  Agreements  between the
          Registrant and:

10.8.1*   Marvin D. Brody                              1996 10-K

10.8.2*   Jeffery A. Colby                             1996 10-K

10.8.3*   Morris C. Aaron (Agreements in this form     1996 10-K
          were  also   entered  into  between  the
          Company and each of Paul M. Gales,  Mark
          J.  Gambill,  James E.  Gorman,  John V.
          Prince and Bill C. Hollis.)

10.8.4*   Henry G. Walker (Agreements in this form     1996 10-K
          were  also   entered  into  between  the
          Company  and each of Quentin  P.  Smith,
          Jr.,   Sara  R.   Dial   and   David  R.
          Carpenter)

10.9      Reinsurance  Agreement  effective  as of     March 1997 10-Q
          May 1, 1995  between  Reliance  National
          Indemnity Company and Reliance Insurance
          Company And Camelback  Insurance,  Ltd.,
          including Addendum Number One thereto

10.10*    Letter Agreement dated February 27, 1998     Registrant's   Form  10-K
          between the Company and Ward Phelan          for year  ended  December
                                                       31, 1997

10.11*    Employment  Agreement  dated  April  16,     Registrant's   Report  on
          1998  between  Registrant  and  Mark  J.     Form 10-Q for the quarter
          Gambill                                      ended   March  31,   1998
                                                       (March 1998 10-Q)

Exhibit                                                Incorporated Herein        Filed
Number    Description                                  by Reference to           Herewith
------    -----------                                  ---------------           --------
10.11.1*  Amendment No. 1 to Employment  Agreement                                  X
          dated March 9, 1999  between  Registrant
          and Mark J. Gambill

10.12*    Second  Amended and Restated  Employment     March 1998 10-Q
          Agreement   and   Amendment   to  Option
          Agreement  dated  as of  April , 1998 by
          and among ESI,  ESI-EAST,  as  employer,
          and Edward L. Cain, as Employee.

10.13     Asset     Purchase,     Joint    Venture     March 1998 10-Q
          Termination and Mutual Release Agreement
          dated as of April 7, 1998  between  ESI,
          ESI-EAST,  Edward L. Cain and the Edward
          L. Cain Agency, Inc.

10.14     Reinsurance  Binder  for Loss  Portfolio     March 1998 10-Q
          Transfer

10.15*    Employment agreement dated as of May 11,     September 1998 10-Q
          1998  between  Registrant  and  James E.
          Gorman

10.16*    Memorandum of Understanding  dated as of     September 1998 10-Q
          August 6, 1998  between  Registrant  and
          Marvin D. Brody

10.17*    Severance,   Release,   and  Cooperation     September 1998 10-Q
          Agreement dated as of September 11, 1998
          between Registrant and Morris C. Aaron

10.18*    Severance  Agreement dated July 31, 1997                                  X
          between  the   Registrant  and  John  V.
          Prince

10.19*    Employment  Agreement dated February 15,                                  X
          1999 between the  Registrant and Quentin
          P. Smith, Jr.

10.20*    Employment  Agreement  dated  August  1,                                  X
          1996 between Logistics  Personnel Corp.,
          a subsidiary of the Registrant (LPC) and
          Bill C. Hollis

10.21*    Amendment to Employment  Agreement dated                                  X
          March 3, 1999  between  the  Registrant,
          LPC and Bill C. Hollis

21.1      Subsidiaries of Registrant                                                X

23.1      Consent of Arthur Andersen LLP                                            X

27        Financial Data Schedule                                                   X

*    Designates management or compensatory agreements

** Excluding exhibits or schedules, which will be furnished to the Commission on request.

ITEM 8. FINANCIAL STATEMENTS

                                      INDEX

                                                                        Page
                                                                        ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2

FINANCIAL STATEMENTS
Consolidated Balance Sheets - December 31, 1998 and 1997                 F-3
Consolidated Statements of Operations - For the Years
     Ended December 31, 1998, 1997 and 1996                              F-4
Consolidated Statements of Stockholders' Equity - For the
Years Ended December 31, 1998, 1997 and 1996                             F-5
Consolidated Statements of Cash Flows - For the Years
     Ended December 31, 1998, 1997 and 1996                              F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Employee Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of EMPLOYEE SOLUTIONS, INC. (an Arizona corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Employee Solutions, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II of Part IV, Item 14 herein is presented for the purpose of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                    Arthur Andersen LLP

Phoenix, Arizona,
 March 17, 1999.

                            EMPLOYEE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

(In thousands of dollars, except share data)
                                                           1998         1997
                                                         ---------    --------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                $  39,287    $ 40,110
Investments and marketable securities                        9,997          --
Restricted cash and investments                              1,088      19,000
Accounts receivable, net                                    38,742      57,467
Receivables from insurance companies                         6,704       7,070
Prepaid expenses and deposits                                2,303       4,562
Income taxes receivable                                      5,040       4,080
Deferred income taxes                                          811       4,138
                                                         ---------    --------
      Total current assets                                 103,972     136,427

Property and equipment, net                                  4,543       3,159
Deferred income taxes                                           60         485
Goodwill and other assets, net                              66,530      67,146
                                                         ---------    --------

      Total assets                                       $ 175,105    $207,217
                                                         =========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft                                           $  13,727    $     --
Accrued salaries, wages and payroll taxes                   28,719      43,263
Accounts payable                                             5,898       4,363
Accrued workers' compensation and health insurance           9,617      24,586
Income taxes payable                                           751          --
Other accrued expenses                                      13,595       5,886
                                                         ---------    --------

      Total current liabilities                             72,307      78,098

Deferred income taxes                                          871         517
                                                         ---------    --------
Long-term debt                                              85,000      85,000
                                                         ---------    --------
Other long-term liabilities                                  1,211       1,213

Commitments and contingencies

Stockholders' equity:
Class A convertible preferred stock, nonvoting,
  no par value, 10,000,000 shares authorized,
  no shares issued and outstanding                              --          --
Common stock, no par value, 75,000,000 shares
  authorized, 32,419,595 shares issued and
  outstanding in 1998, and 31,683,120 shares
  issued and outstanding in 1997                            35,800      34,420
(Accumulated deficit) retained earnings                    (20,085)      7,866
Cumulative unrealized gain on investment securities              1         103
                                                         ---------    --------
      Total stockholders' equity                            15,716      42,389
                                                         ---------    --------

      Total liabilities and stockholders' equity         $ 175,105    $207,217
                                                         =========    ========

                     The accompanying notes are an integral
                   part of these consolidated balance sheets.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars, except share and
 per share data)                             1998         1997          1996
                                        -----------   -----------   -----------

Revenues                                $   968,909   $   933,817   $   439,016
                                        -----------   -----------   -----------
Cost of revenues:
 Salaries and wages of worksite
  employees                                 814,453       765,047       341,988
 Healthcare and workers' compensation        55,913        75,595        30,234
 Payroll and employment taxes                64,318        62,613        28,640
                                        -----------   -----------   -----------

      Cost of revenues                      934,684       903,255       400,862
                                        -----------   -----------   -----------

Gross profit                                 34,225        30,562        38,154

Selling, general and administrative
 expenses                                    49,293        33,411        17,310
Depreciation and amortization                 6,145         4,617         2,073
                                        -----------   -----------   -----------

      Income (loss) from operations         (21,213)       (7,466)       18,771

Other income (expense):
 Interest income                              1,885         1,303           833
 Interest expense                            (8,541)       (5,102)       (1,196)
 Other                                         (193)          (50)           (1)
                                        -----------   -----------   -----------
Income (loss) before provision for
 income taxes                               (28,062)      (11,315)       18,407

Income tax provision (benefit)                 (111)       (2,819)        6,381
                                        -----------   -----------   -----------

      Net income (loss)                 $   (27,951)  $    (8,496)  $    12,026
                                        ===========   ===========   ===========
Net income (loss) per common and
 common equivalent share:
   Basic                                $      (.88)  $      (.27)  $       .40
                                        ===========   ===========   ===========
   Diluted                              $      (.88)  $      (.27)  $       .37
                                        ===========   ===========   ===========
Weighted average number of common and
 common equivalent shares outstanding:
   Basic                                 31,817,176    31,193,367    30,224,357
                                        ===========   ===========   ===========
   Diluted                               31,817,176    31,193,367    32,167,777
                                        ===========   ===========   ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                   Retained              Cumulative
                                                   Earnings              Unrealized      Total     Comprehensive
(In thousands of dollars,                Common  (Accumulated  Treasury   Gain on     Stockholders'    Income
 except share data)                       Stock    Deficit)     Stock    Investments     Equity        (Loss)
 ------------------                       -----    --------     -----    -----------     ------        ------
BALANCE, December 31, 1995               $15,938   $  4,336     $(331)      $  --       $ 19,943           --

Cancellation of treasury stock              (331)        --       331          --             --           --
Issuance of 701,000 shares of common
 stock in connection with acquisitions     4,274         --        --          --          4,274           --
Issuance of 1,968,161 shares of common
 stock in connection with exercise of
 other warrants and common stock options   7,786         --        --          --          7,786           --
Acquisition of 7,850 shares of common
 stock through collection of receivables
 from officers/directors                    (157)        --        --          --           (157)          --
Tax benefit related to the exercise of
 stock options                             2,635         --        --          --          2,635           --
Net income                                    --     12,026        --          --         12,026       12,026
                                         -------   --------     -----       -----       --------     --------
COMPREHENSIVE INCOME                                                                                 $ 12,026
                                                                                                     ========
BALANCE, DECEMBER 31, 1996                30,145     16,362        --          --         46,507           --

Issuance of 752,587 shares of common
 stock in connection with acquisitions     2,585         --        --          --          2,585           --
Issuance of 201,100 shares of common
stock in connection with exercise of
common stock options                         502         --        --          --            502           --
Tax benefit related to the exercise
 of stock options                          1,188         --        --          --          1,188           --
Change in unrealized net gains,
net of applicable taxes                       --         --        --         103            103          103
Net loss                                      --     (8,496)       --          --         (8,496)      (8,496)
                                         -------   --------     -----       -----       --------     --------
COMPREHENSIVE LOSS                                                                                   $ (8,393)
                                                                                                     ========
BALANCE, DECEMBER 31, 1997                34,420      7,866        --         103         42,389           --

Issuance of 625,000 shares of common
 stock and 200,000 warrants
 in connection with acquisitions           1,111         --        --          --          1,111           --
Issuance of 111,475 shares of common
stock in connection with exercise of
common stock options                         199         --        --          --            199           --
Tax benefit related to the exercise of
stock options                                 70         --        --          --             70           --
Change in unrealized net gains,
net of applicable taxes                       --         --        --        (102)          (102)        (102)
Net loss                                      --    (27,951)       --          --        (27,951)     (27,951)
                                         -------   --------     -----       -----       --------     --------
COMPREHENSIVE LOSS                                                                                   $(28,053)
                                                                                                     ========
BALANCE, DECEMBER 31, 1998               $35,800   $(20,085)    $  --       $   1       $ 15,716
                                         =======   ========     =====       =====       ========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(In thousands of dollars)                       1998         1997       1996
                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                  $ 987,634   $ 911,189   $ 414,256
Cash paid to suppliers and employees           (980,636)   (896,812)   (411,438)
Cash paid in loss portfolio transfer            (19,950)         --          --
Interest received                                 1,885       1,303         833
Interest paid                                    (8,640)     (5,152)     (1,196)
Income taxes refunded (paid), net                 4,008      (3,315)     (5,772)
                                              ---------   ---------   ---------
     Net cash provided by (used in)
      operating activities                      (15,699)      7,213      (3,317)
                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment               (2,749)     (2,499)       (702)
Business acquisitions                            (3,267)     (5,024)    (37,251)
Purchase of investments, net                     (9,997)         --          --
Cash (invested in) released from
 restricted accounts, net                        17,912      (7,500)     (8,757)
Issuance of notes receivable and other, net          --          --        (189)
Disbursements for deferred costs                   (723)         --          --
                                              ---------   ---------   ---------
     Net cash provided by (used in)
      investing activities                        1,176     (15,023)    (46,899)
                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt             --       6,905      42,800
Repayment of long-term debt                          --     (49,705)         --
Proceeds from issuance of long-term
 senior notes                                        --      85,000          --
Payment of deferred loan costs                     (226)     (3,285)       (515)
Proceeds from issuance of common stock              199         502       7,786
Increase (decrease) in bank overdraft
 and other                                       13,727      (2,477)     (2,904)
                                              ---------   ---------   ---------
     Net cash provided by financing
      activities                                 13,700      36,940      47,167
                                              ---------   ---------   ---------
Net increase (decrease) in cash and
 cash equivalents                                  (823)     29,130      (3,049)

CASH AND CASH EQUIVALENTS, beginning of year     40,110      10,980      14,029
                                              ---------   ---------   ---------

CASH AND CASH EQUIVALENTS, end of year        $  39,287   $  40,110   $  10,980
                                              =========   =========   =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   (CONTINUED)




                                                  1998       1997        1996
                                                --------   --------    --------
RECONCILIATION  OF NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
Net income (loss)                               $(27,951)   $(8,496)   $ 12,026
                                                --------    -------    --------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
Depreciation and amortization                      6,145      4,617       2,073
Loss on sale of fixed assets                         193         --          --
Write-off of deferred acquisition costs              772         --          --
Other non-cash charges                             1,200         58          --
Decrease (increase) in accounts receivable, net   18,725    (22,628)    (24,760)
Decrease (increase) in receivables from
 insurance companies                                 366     (1,152)     (5,832)
Decrease (increase) in prepaid expenses
 and deposits                                      2,259     (3,304)       (736)
Decrease (increase) in deferred income
 taxes, net                                        4,106     (2,522)       (539)
Decrease (increase) in other assets                  166       (805)     (2,532)
(Decrease) increase in accrued salaries,
  wages and payroll taxes                        (14,544)    25,677      10,905
(Decrease) increase in accrued workers'
 compensation and health insurance               (14,969)    17,659       4,464
(Decrease) increase in other long-term
 liabilities                                          (2)      (136)      1,349
Increase (decrease) in accounts payable            1,535        285      (2,038)
(Decrease) increase in income taxes
 payable/receivable                                 (209)    (3,612)      1,148
Increase in other accrued expenses                 6,509      1,572       1,155
                                                --------    -------    --------

                                                  12,252     15,709     (15,343)
                                                --------    -------    --------
     Net cash provided by (used in)
       operating activities                     $(15,699)   $ 7,213    $ (3,317)
                                                ========    =======    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 1996, certain notes receivable from officers/directors were repaid with the Company's common stock owned by these individuals in the amount of $157,000. There were no activities of this type in 1997 or 1998.

In connection with business acquisitions during 1998, 1997 and 1996, the Company assumed net liabilities of $300,000, $900,000 and $5.5 million and issued $813,000, $2.6 million and $4.3 million of common stock, respectively. In 1998, $298,000 of warrants were also issued.

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF CORPORATION

Employee Solutions, Inc. (together with its subsidiaries, "ESI" or the "Company") is a leading professional employer organization (PEO) providing employers throughout the United States with comprehensive employee payroll, human resources and benefits outsourcing services. The Company's integrated outsourcing services include payroll processing and reporting, human resources administration, employment regulatory compliance management, risk management/workers' compensation services, retirement and health care programs, and other products and services provided directly to worksite employees. At December 31, 1998, ESI serviced approximately 2,000 client companies with approximately 40,800 worksite employees in 47 states.

In 1995 the Company began to offer employers stand-alone risk management/workers' compensation services. At December 31, 1997, this program served approximately 83 additional employers, and no additional stand-alone services were sold during 1998. At December 31,1998, there were no remaining policies in effect.

The Company conducts its business on a national scale across many industries and is not concentrated to any material extent within a single local market or industry, although the transportation industry, at approximately 34%, represents the largest concentration of customers, including one former customer that generated approximately 20% and 13% of total revenues in 1997 and 1998.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when purchased. All cash equivalents are invested in high quality investment grade instruments, such as commercial paper, at December 31, 1998 and 1997, and are stated at fair market value. Substantially all cash and cash equivalents, including restricted cash and investments, are not insured at December 31, 1998.

RESTRICTED CASH AND INVESTMENTS

Prior to January 1, 1998, the Company was partially self-insured for workers' compensation risks. Under such programs, at December 31, 1997, its "fronting" carriers required an estimated $19 million to be held in a restricted bank account for payment of future claims, and future capitalization of Camelback Insurance, Ltd. (Camelback), the Company's wholly owned off-shore captive insurance company. Such restricted cash and investments were calculated by the Company's carriers based on estimates of the future growth in the Company's business and ultimate losses on such business. For this purpose, ultimate losses are actuarially determined by the carriers utilizing industry-wide data that may not reflect the Company's historical or expected ultimate losses.

At December 31, 1998, restricted cash was approximately $1.1 million, which represented amounts held for settlement of a legal matter (see footnote 10). Restricted investments consist of U.S. Treasury and other short term corporate debt securities, purchased in accordance with the Company's investment policy guidelines, with varying maturities to coincide with expected liquidity requirements to meet future anticipated claims, and are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Investments in Certain Debt and Equity Securities."

INVESTMENTS AND MARKETABLE SECURITIES

At December 31, 1998, the Company maintained approximately $16.8 million of investments in its cash and cash equivalents and investments and marketable securities accounts. These securities are considered available-for-sale and, accordingly, are recorded at market value. Securities with original maturities of 90 days or less consisted of commercial paper, money market and mutual funds that had an estimated fair value of $6.8 million at December 31, 1998. Securities with original maturities greater than 90 days consisted of $600,000 in certificates of deposit, $4.0 million in commercial paper, $4.1 million in corporate bonds and $1.3 million in U.S. Treasury securities and agency notes and had an estimated fair value of $10 million at December 31, 1998.

INSURANCE COMPANY RECEIVABLES

Prior to January 1, 1998, the Company's risk management/workers' compensation services program was conducted via fronting arrangements with insurers. At December 31, 1998 and 1997, the Company had receivables from its fronting companies of $6.7 million and $7.1 million, respectively. Such amounts consist of the difference between cash contractually required to be advanced to the insurance companies for loss funds, administrative fees, excess reinsurance premiums and premium taxes and the Company's estimate of the actual expenses incurred. The amount of the receivable is subject to reconciliation with the insurers upon final audit of the various policy periods.

The Company is engaged in negotiations with the principal carrier under its pre-1998 workers' compensation program concerning various issues associated with closing out such program. During the course of the negotiations, the carrier has taken the position that amounts are due from the Company to the carrier. The negotiations are in a preliminary phase and the parties have not reached agreement on the extent of the Company's liability, if any, to the carrier.

ACCOUNTS RECEIVABLE/REVENUE RECOGNITION

Revenue is recognized as services are performed. Customers' cash payments on stand-alone workers' compensation policies are generally less than the expected annual policy premium, resulting in unbilled revenues. Unbilled revenues become billed upon completion of final policy audits. The following table presents a summary of the Company's accounts receivable.

                                                                    December 31,
(In thousands of dollars)                              1998             1997
                                                     --------         --------
        Trade accounts receivable                    $ 27,130        $ 23,015
        Unbilled salary
          and wage accruals                            11,921          31,513
        Unbilled stand alone premium revenue            1,985             657
        Other, including affiliated parties             2,628           3,386
        Allowance for estimated
          uncollectible receivables                    (4,922)         (1,104)
                                                     --------        --------

             Total accounts receivable, net          $ 38,742        $ 57,467
                                                     ========        ========

At December 31, 1998 and 1997, receivables from affiliated parties included in the above totals were $2.2 million and $2.9 million, respectively.

CREDIT RISK

The Company conducts only a limited credit investigation prior to accepting most new clients and thus may encounter collection problems which could adversely affect its cash flow. The nature of the Company's business is such that a small number of client credit failures could have an adverse effect on its business and financial condition.

PROPERTY AND EQUIPMENT

Property and equipment primarily consists of software purchased and developed for internal use and office furniture and equipment and is recorded at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets which range from three to five years. Maintenance and repairs that neither materially add to the value of the property, nor appreciably prolong its life, are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Property and equipment is net of accumulated depreciation of $1,681,000 and $861,000 at December 31, 1998 and 1997, respectively.

GOODWILL AND OTHER ASSETS

Included in goodwill and other assets is $65.2 million and $64.1 million at December 31, 1998 and 1997, respectively, representing the unamortized cost of goodwill. Goodwill represents the excess of the purchase price paid over the fair market value of the net assets for all acquired companies. As of December 31, 1998, goodwill of $26 million is being amortized over 30 years, $38.4 million over 15 years and $800,000 over shorter periods. The Company periodically assesses goodwill for impairment using the criteria of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

Goodwill and other assets are net of accumulated amortization of $10.2 million and $6.5 million at December 31, 1998 and 1997, respectively.

Also included in goodwill and other assets at December 31, 1998 and 1997 is $1.4 million and $2.9 million, respectively, representing the net receivable after reserves for stand-alone workers' compensation premium due from one customer for a two-year program ended December 31, 1997. The Company believes this to be collectible and has commenced litigation proceedings to collect the outstanding premium.

BANK OVERDRAFT

Bank overdraft represents outstanding checks in excess of cash on hand at the applicable bank, and generally result from timing differences in the transfer of funds between banks. Historically, these checks are covered when presented for payment through the transfer of funds from other Company cash accounts held in other banks.

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

To meet growing needs of the Company's business on August 1, 1996 the Company entered into an arrangement with Legion Insurance Company (Legion), on substantially the same terms as the Reliance program except that the Company is responsible for the first $350,000 per occurrence with no aggregate to limit the Company's liability. Loss funds, recorded as restricted cash and investments under the Reliance program, are held by Legion for the Company's benefit and are included in receivables from insurance companies in the amount of $2.1 and $3.6 million at December 31, 1998 and 1997, respectively.

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

Deferred income taxes arise from temporary differences resulting from certain revenue and expense items reported for financial accounting and tax reporting purposes in different periods. Reductions in current income taxes payable related to disqualifying dispositions of qualified stock options and the exercise of non-qualified stock options are credited to common stock. A valuation allowance is provided against deferred tax assets which, in the opinion of management, do not meet the "more likely than not" criteria of statement of Financial Accounting Standards No. 109. Because of recent operating losses, a valuation allowance of $9.2 million was provided in 1998. See Note 4.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share." The earnings per share amounts for 1996 has been restated to conform to the 1997 and 1998 presentation as required by SFAS No. 128. The computation of adjusted net income and weighted average common and common equivalent shares used in the calculation of net income per common share is as follows:

(In thousands of dollars, except share and per share data)
                                       1998                         1997                       1996
                             -------------------------   -------------------------   ------------------------
                                Basic        Diluted        Basic        Diluted        Basic       Diluted
Weighted average of
common shares outstanding     31,817,176    31,817,176    31,193,367    31,193,367    30,224,357   30,224,357

Dilutive effect of options
and warrants outstanding              --            --            --            --            --    1,943,420
                             -----------   -----------   -----------   -----------   -----------  -----------
Weighted average of
common and common
equivalent shares             31,817,176    31,817,176    31,193,367    31,193,367    30,224,357   32,167,777
                             ===========   ===========   ===========   ===========   ===========  ===========

Net income (loss)            $   (27,951)  $   (27,951)  $    (8,496)  $    (8,496)  $    12,026  $    12,026

Adjustments to net income             --            --            --            --            --           --
                             -----------   -----------   -----------   -----------   -----------  -----------
Adjusted net income for
purposes of the income per
common share calculation     $   (27,951)  $   (27,951)  $    (8,496)  $    (8,496)  $    12,026  $    12,026
                             ===========   ===========   ===========   ===========   ===========  ===========
Net income per common and
common equivalent share      $     (0.88)  $     (0.88)  $     (0.27)  $     (0.27)  $      0.40  $      0.37
                             ===========   ===========   ===========   ===========   ===========  ===========

The calculation of weighted average common and common equivalent shares for purposes of calculating the 1998 and 1997 diluted earnings per share excludes approximately 2,163,506 and 1,951,049, respectively, weighted average shares of options, warrants, and contingently issuable shares computed under the treasury stock method, as their effects would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

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

The following table presents a summary of the Company's financial instruments, as defined by SFAS 107:

                                                   December 31,
                                   ---------------------------------------------
                                          1998                     1997
                                   ---------------------   ---------------------

(In thousands of dollars)          Carrying   Estimated    Carrying   Estimated
                                    Amount    Fair Value    Amount    Fair Value
                                    ------    ----------    ------    ----------
Financial Assets

Cash and cash equivalents          $39,287     $39,287     $40,110     $40,110
Investments and marketable
 securities                          9,997       9,997          --          --
Restricted cash and investments      1,088       1,088      19,000      19,000
Other financial assets, primarily
 accounts receivable                46,834      46,834      67,550      67,550

Financial Liabilities

Bank overdraft                      13,727      13,727          --          --
Long-term debt                      85,000      60,350      85,000      82,025
Other financial liabilities,
 primarily accrued liabilities      59,040      59,040      79,311      79,311

Financial instruments other than long-term debt approximate fair value because of their short-term duration. The value of long-term debt is based on market quotes.

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

(3) LEASE COMMITMENTS:

The Company leases office space under non-cancelable operating lease agreements. Future minimum lease payments due under such agreements are as follows:

(In thousands of dollars)
                                Years Ending
                                 December 31,           Amount
                                 ------------           ------
                                    1999                $1,775
                                    2000                 1,601
                                    2001                 1,526
                                    2002                 1,436
                                    2003                 1,423
                              Thereafter                   348
                                                        ------
                                   Total                $8,109
                                                        ======

Rental expense under all leases was $2.5 million, $1.9 million, and $734,000 in 1998, 1997 and 1996, respectively.

(4) INCOME TAXES:

The components of the provision for income taxes for the years ended December 31, 1998, 1997 and 1996 were as follows:


(In thousands of dollars)                     1998          1997         1996
                                            --------      --------     --------
Current                                     $(4,217)      $  (297)      $6,935
Deferred                                      4,106        (2,522)        (554)
                                            -------       -------       ------

Income tax provision (benefit)              $  (111)      $(2,819)      $6,381
                                            =======       =======       ======

Income tax expense differs from the amount computed using the statutory federal income tax rate due to the following:


(In thousands of dollars)                            1998      1997       1996
                                                   -------    -------    ------
Income tax expense (benefit) at statutory rate     $(9,822)   $(3,847)   $6,442
Increase in valuation allowance                      9,188         --        --
Non-deductible goodwill amortization                   352        271       197
Non-deductible per diem and other expenses             193        336        41
State taxes, net of federal benefit                     34        451       179
Change in estimate related to 1995 state taxes          --         --      (430)
Other                                                  (56)       (30)      (48)
                                                   -------    -------    ------

Income tax provision (benefit)                     $  (111)   $(2,819)   $6,381
                                                   =======    =======    ======

Deferred tax assets and liabilities are comprised of the following temporary differences at December 31:

                                         1998                     1997
                                 ---------------------    ---------------------
                                            Long-term                Long-term
                                  Current     Assets      Current     Assets
(In thousands of dollars)         Assets   (Liabilities)  Assets   (Liabilities)
                                  ------  -------------   ------      -----
Depreciation and amortization    $   --       $(871)      $   --      $(517)
Reserves not deductible
    for tax purposes               9,404        655        4,138        485
Valuation allowance               (8,593)      (595)          --         --
                                 -------      ------      ------      -----

                                 $   811      $(811)      $4,138      $ (32)
                                 =======      =====       ======      =====

(5) LONG-TERM DEBT:

NOTE OFFERING

On October 21, 1997, the Company issued $85 million of 10% Senior Notes due 2004 (the Notes) in an Offering (the Offering) effected under Rule 144A of the Securities Act of 1933 as amended (Securities Act). Interest under the Notes is payable semi-annually commencing April 15, 1998, and the Notes are not callable until October 2001 subject to the terms of the Indenture under which the Notes were issued. The Company incurred expenses related to the Offering of approximately $3.5 million, which is included in other assets, and will amortize such costs over the life of the Notes. In April 1998, the Company completed an exchange offer for these notes which was registered under the Securities Act. The indenture under which the Notes were issued includes certain restrictions on use of cash, and other expenditures, by the Company including limitations on dividends, repurchases of Company shares and the incurrence of new indebtedness.

The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned current and future subsidiaries. The Company's wholly-owned insurance subsidiary, which is a non-guarantor subsidiary, is subject to certain statutory and contractual restrictions which limit its ability to pay dividends or make loans to the Company or other subsidiaries. The financial statements presented below include the separate or combined financial position for the years ended December 31, 1998 and 1997, and the results of operations and cash flows for each of the three years in the period ended December 31, 1998, of Employee Solutions, Inc. (Parent), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors).

BALANCE SHEETS

                                                        For the Year Ended December 31, 1998
                                          ------------------------------------------------------------
                                                                   Non-
(In thousands of dollars)                 Parent   Guarantors   Guarantors   Eliminating  Consolidated
                                          ------   ----------   ----------   -----------  ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                $  8,176    $24,503     $  6,608     $     --     $ 39,287
Investments and marketable securities       9,997         --           --           --        9,997
Restricted cash and
    investments                             1,088         --           --           --        1,088
Accounts receivable, net                   15,460     22,495          787           --       38,742
Receivables from insurance
    companies                                  --         --        6,704           --        6,704
Prepaid expenses and deposits               1,532        753           18           --        2,303
Income taxes receivable                     5,040         --           --           --        5,040
Deferred income taxes                         811         --           --           --          811
Due from affiliates                         7,789      2,711       (6,726)      (3,774)          --
                                         --------    -------     --------     --------     --------
        Total current assets               49,893     50,462        7,391       (3,774)     103,972

Property and equipment, net                 4,213        314           16           --        4,543
Deferred income taxes                          60         --           --           --           60
Goodwill and other assets, net             34,044     32,208          278           --       66,530
Investment in subsidiaries                 36,005         --           --      (36,005)          --
                                         --------    -------     --------     --------     --------
        Total assets                     $124,215    $82,984     $  7,685     $(39,779)    $175,105
                                         ========    =======     ========     ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft                           $    308    $13,419     $     --     $     --     $ 13,727
Accrued salaries, wages and
    payroll taxes                           5,932     22,167          620           --       28,719
Accounts payable                            1,584      1,051        3,263           --        5,898
Accrued workers' compensation
    and health insurance                    3,141        618        5,858           --        9,617
Income taxes payable                          751         --           --           --          751
Other accrued expenses                      9,123      2,316        2,156           --       13,595
Due to affiliates                           1,789     16,030      (14,045)      (3,774)          --
                                         --------    -------     --------     --------     --------
        Total current liabilities          22,628     55,601       (2,148)      (3,774)      72,307
                                         --------    -------     --------     --------     --------

Deferred income taxes                         871         --           --           --          871
                                         --------    -------     --------     --------     --------
Long-term debt                             85,000         --           --           --       85,000
                                         --------    -------     --------     --------     --------
Other long-term liabilities                    --      1,211           --           --        1,211
                                         --------    -------     --------     --------     --------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock            --         --           --           --           --
Common stock, no par value                 35,800      2,622          771       (3,393)      35,800
Additional paid in capital                     --     26,342           50      (26,392)          --
(Accumulated deficit) retained earnings   (20,085)    (2,792)       9,012       (6,220)     (20,085)
Unrealized gain on investments                  1         --           --           --            1
                                         --------    -------     --------     --------     --------

Total stockholders' equity                 15,716     26,172        9,833      (36,005)      15,716
                                         --------    -------     --------     --------     --------
Total liabilities and stockholders'
 equity                                  $124,215    $82,984     $  7,685     $(39,779)    $175,105
                                         ========    =======     ========     ========     ========

                                                       For the Year Ended December 31, 1997
                                         ------------------------------------------------------------
                                                                  Non-
(In thousands of dollars)                Parent   Guarantors   Guarantors   Eliminating  Consolidated
                                         ------   ----------   ----------   -----------  ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                $ 22,692   $ 11,848    $ 5,570      $     --      $ 40,110
Restricted cash and
    investments                                --         --     19,000            --        19,000
Accounts receivable, net                   20,822     34,360      2,285            --        57,467
Receivables from insurance
    companies                                  --      5,430      1,640            --         7,070
Prepaid expenses and deposits               2,822      1,465        275            --         4,562
Income taxes receivable                     4,080         --         --            --         4,080
Deferred income taxes                       4,138         --         --            --         4,138
Due from affiliates                        30,346     (1,122)    12,855       (42,079)           --
                                         --------   --------    -------      --------      --------
        Total current assets               84,900     51,981     41,625       (42,079)      136,427

Property and equipment, net                 2,857        276         26            --         3,159
Deferred income taxes                         485         --         --            --           485
Goodwill and other assets, net             32,105     34,625        416            --        67,146
Investment in subsidiaries                 46,477         --         --       (46,477)           --
                                         --------   --------    -------      --------      --------
        Total assets                     $166,824   $ 86,882    $42,067      $(88,556)     $207,217
                                         ========   ========    =======      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued salaries, wages and
    payroll taxes                        $ 20,253   $ 21,422    $ 1,588      $     --      $ 43,263
Accounts payable                            1,082      2,318        963            --         4,363
Accrued workers' compensation
    and benefits                            1,612      2,211     20,763            --        24,586
Other accrued expenses                      2,612      2,541        733            --         5,886
Due to affiliates                          13,359     22,243      6,477       (42,079)           --
                                         --------   --------    -------      --------      --------
        Total current liabilities          38,918     50,735     30,524       (42,079)       78,098
                                         --------   --------    -------      --------      --------

Deferred income taxes                         517         --         --            --           517
                                         --------   --------    -------      --------      --------
Long-term debt                             85,000         --         --            --        85,000
                                         --------   --------    -------      --------      --------
Other long-term liabilities                    --      1,213         --            --         1,213
                                         --------   --------    -------      --------      --------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock            --         --         --            --            --
Common stock, no par value                 34,420      2,622        771        (3,393)       34,420
Additional paid in capital                     --     26,342         50       (26,392)           --
Retained earnings                           7,866      5,970     10,722       (16,692)        7,866
Unrealized gain on
    investment securities                     103         --         --            --           103
                                         --------   --------    -------      --------      --------

Total stockholders' equity                 42,389     34,934     11,543       (46,477)       42,389
                                         --------   --------    -------      --------      --------
Total liabilities and stockholders'
 equity                                  $166,824   $ 86,882    $42,067      $(88,556)     $207,217
                                         ========   ========    =======      ========      ========

STATEMENTS OF OPERATIONS
                                               For the Year Ended December 31, 1998
                                   ------------------------------------------------------------
                                                             Non-
(In thousands of dollars)          Parent    Guarantors   Guarantors   Eliminating  Consolidated
                                   ------    ----------   ----------   -----------  ------------

Revenues                         $ 265,523    $ 670,874    $ 34,201     $ (1,689)    $ 968,909
                                 ---------    ---------    --------     --------     ---------
Cost of revenues:
Salaries and wages of
    worksite employees             221,615      563,715      29,123           --       814,453
Healthcare and workers'
    compensation                    14,913       39,028       1,972           --        55,913
Payroll and employment taxes        20,362       41,079       2,877           --        64,318
                                 ---------    ---------    --------     --------     ---------

    Cost of revenues               256,890      643,822      33,972           --       934,684
                                 ---------    ---------    --------     --------     ---------

    Gross profit                     8,633       27,052         229       (1,689)       34,225

Selling, general and
    administrative expenses         12,951       33,652       2,690           --        49,293
Intercompany selling, general
    and administrative expense         769          821          99       (1,689)           --
Depreciation and amortization        4,518        1,599          28           --         6,145
                                 ---------    ---------    --------     --------     ---------

Loss from operations                (9,605)      (9,020)     (2,588)          --       (21,213)

Other income (expense):
Interest income                      1,159          169         557           --         1,885
Interest expense and other          (9,033)          (3)        302           --        (8,734)
                                 ---------    ---------    --------     --------     ---------
Loss before benefit
    for income taxes               (17,479)      (8,854)     (1,729)          --       (28,062)

Income tax benefit, net                 --          (92)        (19)          --          (111)
                                 ---------    ---------    --------     --------     ---------

                                   (17,479)      (8,762)     (1,710)          --       (27,951)
Income from wholly-owned
    subsidiaries                   (10,472)          --          --       10,472            --
                                 ---------    ---------    --------     --------     ---------

Net loss                         $ (27,951)   $  (8,762)   $ (1,710)    $ 10,472     $ (27,951)
                                 =========    =========    ========     ========     =========

                                               For the Year Ended December 31, 1997
                                   ------------------------------------------------------------
                                                             Non-
(In thousands of dollars)          Parent    Guarantors   Guarantors   Eliminating  Consolidated
                                   ------    ----------   ----------   -----------  ------------

Revenues                         $ 465,847    $ 426,058    $ 74,815     $(32,903)    $ 933,817
                                 ---------    ---------    --------     --------     ---------
Cost of revenues:
Salaries and wages of
    worksite employees             404,316      351,899      36,591      (27,759)      765,047
Healthcare and workers'
    compensation                    15,134       26,216      34,245           --        75,595
Payroll and employment taxes        32,814       26,741       3,058           --        62,613
                                 ---------    ---------    --------     --------     ---------

    Cost of revenues               452,264      404,856      73,894      (27,759)      903,255
                                 ---------    ---------    --------     --------     ---------

    Gross profit                    13,583       21,202         921       (5,144)       30,562

Selling, general and
    administrative expenses         22,347       10,577         487           --        33,411
Intercompany selling, general
    and administrative expense         770        3,778         596       (5,144)           --
Depreciation and amortization        2,863        1,722          32           --         4,617
                                 ---------    ---------    --------     --------     ---------

Income (loss) from operations      (12,397)       5,125        (194)          --        (7,466)

Other income (expense):
Interest income                        320           90         893           --         1,303
Interest expense and other          (5,320)         (14)        182           --        (5,152)
                                 ---------    ---------    --------     --------     ---------
Income (loss) before provision
    (benefit) for income taxes     (17,397)       5,201         881           --       (11,315)

Income tax provision (benefit)      (4,354)       1,295         240           --        (2,819)
                                 ---------    ---------    --------     --------     ---------

                                   (13,043)       3,906         641           --        (8,496)
Income from wholly-owned
    subsidiaries                     4,547           --          --       (4,547)           --
                                 ---------    ---------    --------     --------     ---------

Net income (loss)                $  (8,496)   $   3,906    $    641     $ (4,547)    $  (8,496)
                                 =========    =========    ========     ========     =========

                                               For the Year Ended December 31, 1996
                                   ------------------------------------------------------------
                                                             Non-
(In thousands of dollars)          Parent    Guarantors   Guarantors   Eliminating  Consolidated
                                   ------    ----------   ----------   -----------  ------------

Revenues                         $ 128,185    $ 293,874    $ 36,313     $(19,356)     $ 439,016
                                 ---------    ---------    --------     --------      ---------
Cost of revenues:
Salaries and wages of
    worksite employees             103,873      230,469       7,646           --        341,988
Healthcare and workers'
    compensation                     4,751       29,585      12,768      (16,870)        30,234
Payroll and employment taxes         8,146       19,721         773           --         28,640
                                 ---------    ---------    --------     --------      ---------

    Cost of revenues               116,770      279,775      21,187      (16,870)       400,862
                                 ---------    ---------    --------     --------      ---------

    Gross profit                    11,415       14,099      15,126       (2,486)        38,154

Selling, general and
    administrative expenses          7,963        8,876         471           --         17,310
Intercompany selling, general
    and administrative expense         811        1,486         189       (2,486)            --
Depreciation and amortization          983        1,074          16           --          2,073
                                 ---------    ---------    --------     --------      ---------

Income from operations               1,658        2,663      14,450           --         18,771

Other income (expense):
Interest income                        227           92         514           --            833
Interest expense and other          (1,185)         (11)         (1)          --         (1,197)
                                 ---------    ---------    --------     --------      ---------
Income before provision
    for income taxes                   700        2,744      14,963           --         18,407

Income tax (provision) benefit        (506)       1,067       5,820           --          6,381
                                 ---------    ---------    --------     --------      ---------

                                     1,206        1,677       9,143           --         12,026
Income from wholly-owned
    subsidiaries                    10,820           --          --      (10,820)            --
                                 ---------    ---------    --------     --------      ---------

Net income                       $  12,026    $   1,677    $  9,143     $(10,820)     $  12,026
                                 =========    =========    ========     ========      =========

STATEMENTS OF CASH FLOWS
                                                          For the Year Ended December 31, 1998
                                              ------------------------------------------------------------
                                                                        Non-
(In thousands of dollars)                     Parent    Guarantors   Guarantors   Eliminating  Consolidated
                                              ------    ----------   ----------   -----------  ------------
RECONCILIATION OF NET LOSS TO
 NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
Net loss                                      $(27,951)   $ (8,762)   $ (1,710)     $ 10,472     $(27,951)
                                              --------    --------    --------      --------     --------
ADJUSTMENTS TO RECONCILE NET
 LOSS TO NET CASH PROVIDED
 BY (USED IN) OPERATING
 ACTIVITIES:
Depreciation and amortization                    4,518       1,599          28            --        6,145
Loss on sale of assets                             192          --           1            --          193
Write-off of deferred acquisition costs            772          --          --            --          772
Other non-cash expenses                          1,200          --          --            --        1,200
Decrease in accounts receivable,  net            5,362      11,865       1,498            --       18,725
(Increase) decrease in receivables
 from insurance companies                           --       5,430      (5,064)           --          366
Decrease in prepaid expenses and deposits        1,290         712         257            --        2,259
Decrease in deferred income taxes, net           4,106          --          --            --        4,106
Decrease in other assets                           165          --           1            --          166
(Decrease) increase from inter-
    company transactions                        20,000      (8,726)       (802)      (10,472)          --
Increase (decrease) in accrued
 salaries, wages, and payroll taxes            (14,321)        745        (968)           --      (14,544)
Increase (decrease) in accrued workers'
    Compensation and healthcare                  1,529      (1,593)    (14,905)           --      (14,969)
Decrease in other long-term liabilities             --          (2)         --            --           (2)
Increase (decrease) in accounts payable            502      (1,267)      2,300            --        1,535
Decrease in income taxes payable/receivable       (209)         --          --            --         (209)
Increase (decrease) in other
 accrued expenses                                5,311        (225)      1,423            --        6,509
                                              --------    --------    --------      --------     --------
                                                30,417       8,538     (16,231)      (10,472)      12,252
                                              --------    --------    --------      --------     --------
        Net cash provided by (used in)
           operating activities                  2,466        (224)    (17,941)           --      (15,699)
                                              --------    --------    --------      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment              (2,566)       (184)          1            --       (2,749)
Business acquisitions                           (2,889)       (356)        (22)           --       (3,267)
Purchase of investments, net                    (9,997)         --          --            --       (9,997)
Cash invested in restricted cash
    and investments                             (1,088)         --      19,000            --       17,912
Disbursements for deferred costs                  (723)         --          --            --         (723)
                                              --------    --------    --------      --------     --------
        Net cash provided by (used in)
           Investing activities                (17,263)       (540)     18,979            --        1,176
                                              --------    --------    --------      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock             199          --          --            --          199
Payment of deferred loan costs                    (226)         --          --            --         (226)
Increase in bank overdraft                         308      13,419          --            --       13,727
                                              --------    --------    --------      --------     --------
        Net cash provided by
           financing activities                    281      13,419          --            --       13,700
                                              --------    --------    --------      --------     --------
Net increase (decrease) in cash and cash
    equivalents                                (14,516)     12,655       1,038            --         (823)
CASH AND CASH EQUIVALENTS,
    beginning of year                           22,692      11,848       5,570            --       40,110
                                              --------    --------    --------      --------     --------
CASH AND CASH EQUIVALENTS,
    end of year                               $  8,176    $ 24,503    $  6,608      $     --     $ 39,287
                                              ========    ========    ========      ========     ========

                                                       For the Year Ended December 31, 1997
                                           ------------------------------------------------------------
                                                                     Non-
(In thousands of dollars)                  Parent    Guarantors   Guarantors   Eliminating  Consolidated
                                           ------    ----------   ----------   -----------  ------------
RECONCILIATION OF NET INCOME TO
 NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
Net income (loss)                         $ (8,496)   $  3,906    $    641      $ (4,547)     $ (8,496)
                                          --------    --------    --------      --------      --------
ADJUSTMENTS TO RECONCILE NET
 INCOME (LOSS) TO NET CASH
 PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
Depreciation and amortization                2,863       1,722          32            --         4,617
Increase in accounts receivable,  net       (9,910)    (10,775)     (1,943)           --       (22,628)
(Increase) decrease in receivables
    from insurance companies                    --      (2,273)      1,121            --        (1,152)
Increase in prepaid expenses
 and deposits                               (2,021)     (1,071)       (154)           --        (3,246)
Increase in deferred income taxes, net      (2,522)         --          --            --        (2,522)
(Increase) decrease in other assets         (1,023)        324        (106)           --          (805)
(Decrease) increase from inter-
    company transactions                      (733)      2,870      (6,684)        4,547            --
Increase in accrued salaries,
    wages, and payroll taxes                10,363      14,242       1,072            --        25,677
Increase (decrease) in accrued workers'
    compensation and healthcare              1,381          (8)     16,286            --        17,659
Increase in other long-term liabilities         --        (136)         --            --          (136)
Increase (decrease) in accounts payable        893        (967)        359            --           285
Decrease in income taxes
 payable/receivable                         (3,612)         --          --            --        (3,612)
Increase in other accrued expenses             399         472         701            --         1,572
                                          --------    --------    --------      --------      --------
                                            (3,922)      4,400      10,684         4,547        15,709
                                          --------    --------    --------      --------      --------
    Net cash provided by (used in)
     operating activities                  (12,418)      8,306      11,325            --         7,213
                                          --------    --------    --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment          (2,446)        (53)         --            --        (2,499)
Business acquisitions                       (4,296)       (675)        (53)           --        (5,024)
Cash invested in restricted cash
    and  investments                            --          --      (7,500)           --        (7,500)
                                          --------    --------    --------      --------      --------
    Net cash used in investing
     activities                             (6,742)       (728)     (7,553)           --       (15,023)
                                          --------    --------    --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of
    long-term debt, net                     42,200          --          --            --        42,200
Proceeds from issuance of common stock         502          --          --            --           502
Payment for deferred
    loan costs                              (3,285)         --          --            --        (3,285)
Decrease in bank overdraft and other            --      (2,477)         --            --        (2,477)
                                          --------    --------    --------      --------      --------
    Net cash provided by (used
     in) financing activities               39,417      (2,477)         --            --        36,940
                                          --------    --------    --------      --------      --------
Net increase in cash and cash
    equivalents                             20,257       5,101       3,772            --        29,130
CASH AND CASH EQUIVALENTS,
    beginning of year                        2,435       6,747       1,798            --        10,980
                                          --------    --------    --------      --------      --------
CASH AND CASH EQUIVALENTS,
    end of year                           $ 22,692    $ 11,848    $  5,570      $     --      $ 40,110
                                          ========    ========    ========      ========      ========

                                                       For the Year Ended December 31, 1996
                                           ------------------------------------------------------------
                                                                     Non-
(In thousands of dollars)                  Parent    Guarantors   Guarantors   Eliminating  Consolidated
                                           ------    ----------   ----------   -----------  ------------
RECONCILIATION OF NET INCOME TO
 NET CASH (USED IN) PROVIDED
 BY OPERATING ACTIVITIES:
Net income                                $ 12,026    $  1,677    $  9,143     $(10,820)     $ 12,026
                                          --------    --------    --------     --------      --------
ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH (USED IN)
 PROVIDED BY OPERATING
 ACTIVITIES:
Depreciation and amortization                  983       1,074          16           --         2,073
Increase in accounts receivable,  net       (5,464)    (18,963)       (333)          --       (24,760)
Decrease (increase) in receivables
    from insurance companies                    86      (3,157)     (2,761)          --        (5,832)
Increase in prepaid expenses and
 deposits                                     (486)       (129)       (121)          --          (736)
(Increase) decrease in deferred
    income taxes, net                       (1,299)        760          --           --          (539)
Increase in other assets                        --      (2,253)       (279)          --        (2,532)
(Decrease) increase from inter-
    company transactions                   (62,735)     52,846        (931)      10,820            --
Increase in accrued salaries,
    wages, and payroll taxes                 6,724       3,665         516           --        10,905
(Decrease) increase in accrued workers'
    compensation and healthcare                (50)      1,090       3,424           --         4,464
Increase in other long-term liabilities         --       1,349          --           --         1,349
Increase (decrease) in accounts payable       (406)     (1,753)        121           --        (2,038)
Increase in income taxes
 payable/receivable                          1,148          --          --           --         1,148
(Decrease) increase in other
 accrued expenses                              (65)      1,188          32           --         1,155
                                          --------    --------    --------     --------      --------

                                           (61,564)     35,717        (316)      10,820       (15,343)
                                          --------    --------    --------     --------      --------
    Net cash (used in)  provided by
      operating activities                 (49,538)     37,394       8,827           --        (3,317)
                                          --------    --------    --------     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment            (573)        (92)        (37)          --          (702)
Business acquisitions                      (10,225)    (27,026)         --           --       (37,251)
Cash invested in restricted cash
  and investments                               --          --      (8,757)          --        (8,757)
Issuance of notes receivable and
 other, net                                     --        (189)         --           --          (189)
                                          --------    --------    --------     --------      --------

    Net cash used in investing
      activities                           (10,798)    (27,307)     (8,794)          --       (46,899)
                                          --------    --------    --------     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt    42,800          --          --           --        42,800
Proceeds from issuance of common stock       7,786          --          --           --         7,786
Decrease in bank overdraft and other            --      (3,419)         --           --        (3,419)
                                          --------    --------    --------     --------      --------
    Net cash provided by (used
     in) financing activities               50,586      (3,419)         --           --        47,167
                                          --------    --------    --------     --------      --------
Net (decrease) increase in cash
 and cash equivalents                       (9,750)      6,668          33           --        (3,049)
CASH AND CASH EQUIVALENTS,
    beginning of year                       12,185          79       1,765           --        14,029
                                          --------    --------    --------     --------      --------
CASH AND CASH EQUIVALENTS,
    end of year                           $  2,435    $  6,747    $  1,798     $     --      $ 10,980
                                          ========    ========    ========     ========      ========

(6) STOCKHOLDERS' EQUITY:

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

WARRANTS

Warrant activity in 1996, 1997 and 1998 was as follows:

                                                                       Weighted-
                                                                       average
                                                      Number           Exercise
                                                    of Warrants         Price
                                                    -----------         -----
Outstanding at December 31, 1996                      120,000            1.88
                                                      =======

Outstanding at December 31, 1997                      120,000            1.88
                                                      =======

   Granted                                            200,000            2.13
                                                      -------

Outstanding at December 31, 1998                      320,000            1.93
                                                      =======

The number of warrants exercisable were 120,000 at each respective year-end. Of the remaining outstanding warrants, 120,000 expire on January 2, 1999 and 200,000 expire on November 30, 2008.

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

The total number of options made available and reserved for issuance under the 1993 and 1995 Plans are 1,200,000 and 4,500,000, respectively. The Company has granted options of 1,096,659 shares and 3,584,285 shares under the 1993 and 1995 plans, respectively, through December 31, 1998. Under both plans the option exercise price equals the stock's market price on the date of grant. No compensation expense was recorded for the stock options under the 1993 or 1995 Plans in the accompanying financial statements as the Company has elected to retain the accounting prescribed under Accounting Principles Board Opinion No. 25 (APB 25). Employee stock options generally become fully exercisable over three years from the grant date and generally have terms from five to ten years. Upon termination of employment, the option exercise period is reduced or the options are canceled.

The following table is a summary of the Company's 1993 and 1995 Stock Option Plan activity and related information for the three years ended December 31, 1998:

                                                                    Weighted-
                                                                     average
                                                   Number           Exercise
                                                 of Options           Price
                                                 ----------           -----
         Outstanding at December 31, 1995         2,721,688          $ 2.56

              Granted                               982,579           15.38
              Exercised                            (560,161)           2.22
              Canceled                              (30,336)          10.07
                                                 ----------

         Outstanding at December 31, 1996         3,113,770            6.59

              Granted                             1,070,157            6.08
              Exercised                            (201,100)           2.50
              Canceled                             (589,578)          15.32
                                                 ----------

         Outstanding at December 31, 1997         3,393,249            5.16

              Granted                             2,030,770            3.26
              Exercised                            (101,475)           1.75
              Canceled                           (1,727,644)           6.60
                                                 ----------

         Outstanding at December 31, 1998         3,594,900            3.50
                                                 ==========

         Exercisable options as of:
              December 31, 1996                     791,843            2.57
              December 31, 1997                   1,204,088            4.23
              December 31, 1998                   2,012,030            3.72

         Available for future grants
           at December 31, 1998                   1,019,056

The following table is a summary of selected information for the Company's compensatory stock option plans:

                                               December 31, 1998
                                 -----------------------------------------------
                                   Weighted-
                                    average                            Weighted-
                                   Remaining                           average
                                  Contractual                          Exercise
                                 Life (Yrs.mths)        Number          Price
                                 ---------------        ------          -----
RANGE OF EXERCISE PRICES
  1993 Stock Option Plan
    $1.84 - $3.31
      Options outstanding             1.4               269,706        $ 2.57
      Options exercisable                               269,706          2.57

    $7.56
      Options outstanding             2.0                40,000          7.56
      Options exercisable                                40,000          7.56

  1995 Stock Option Plan
    $1.81 - $3.94
      Options outstanding             5.6             2,721,099          2.40
      Options exercisable                             1,406,674          2.53

    $4.31 - $5.72
      Options outstanding             7.0               306,595          5.06
      Options exercisable                               123,983          4.71

    $10.50 - $21.25
      Options outstanding             2.5               257,500         13.71
      Options exercisable                               171,667         13.71

The weighted average fair value of options granted under the 1993 and 1995 Stock Option Plans was $3.29, $4.46 and $6.10 for 1998, 1997 and 1996, respectively.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." This Statement establishes a new fair value based accounting method for stock-based compensation plans and encourages (but does not require) employers to adopt the new method in place of the provisions of APB 25.
Companies may continue to apply the accounting provisions of APB 25 in determining net income; however, they must apply the disclosure requirements of SFAS 123 for all grants issued. The Company measures the compensation costs of its employee stock option plan using the intrinsic value based method of accounting prescribed in APB 25. Accordingly, no compensation cost has been recognized for stock options granted under the 1993 or 1995 Stock Option Plans.

Net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:


(In thousands of dollars, except                   Year Ended December 31,
 per share data)                             ---------------------------------
                                                1998       1997         1996
                                             ---------   --------    ---------
         Net income (loss):
              As reported                    $(27,951)   $ (8,496)    $12,026
              Pro forma                       (30,943)    (10,569)     13,233

         Basic earnings (loss) per share:
              As reported                       (.88)       (.27)         .40
              Pro forma                         (.97)       (.34)         .44

         Diluted earnings (loss) per share:
              As reported                       (.88)       (.27)         .37
              Pro forma                         (.97)       (.34)         .41

The pro forma amounts noted above only reflect the effects of stock-based compensation grants made after 1994. Because stock options are granted each year and generally vest over three years, these pro forma amounts may not reflect the full effect of applying the fair value method established by SFAS 123 that would be expected if all outstanding stock option grants were accounted for under this method and may not be representative of amounts in future years.

The fair value of each option grant is estimated based on the date of grant using the Black-Scholes options pricing model. The following weighted average assumptions were used for grants in 1998: risk-free interest rate of 4.90%; expected dividend yield of 0%; expected option term of 2 years; and expected volatility of 117%. The following weighted average assumptions were used for grants in 1997 and 1996: risk-free interest rate of 5.92% and 5.98%, respectively; expected dividend yield of 0%; expected lives of 2 years; and expected volatility of 98% and 67%, respectively.

The Company adopted an Employee Stock Purchase Plan effective March 1999. Participating employees are permitted to acquire shares of the Company's common stock through payroll deduction at a 15% discount from the average trading price during the 10 days prior to implementation of the plan or the 10 days prior to the expiration of the plan in January 2000, whichever price is lower. The Company has reserved 500,000 shares of its Common Stock for issuance under the plan.

(7) SEGMENT INFORMATION

The Company, in relation to SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information," has defined the following five reportable segments: Core PEO services, Logistics Personnel Corp, TEAM Services and Stand-Alone Workers' Compensation services and US Xpress.

The Company, through its Core PEO segment, provides a full-range of services and products to its customers. Typically, ESI becomes the "employer of record" for the client company's employees and provides payroll administration, workers' compensation insurance and risk management administration, human resources administration and benefits programs. Additionally, other products and services are offered directly to worksite employees, such as employee payroll deduction programs for disability and specialty health insurance, debit cards, prepaid telephone cards and other personal financial services.

Formerly, the Company provided its Core PEO services to US Xpress, a large transportation company. US Xpress was the Company's largest customer with approximately 6,200 worksite employees. The Company terminated its subscriber service agreement with US Xpress effective August 19, 1998.

Logistics Personnel Corp (LPC) provides specialized leasing of all types of distribution personnel, including drivers, warehouse workers, mechanics, dispatchers, forklift operators and administrators. A full range of services, including employee recruiting, hiring and management; payroll administration; claims and audit handling; workers' compensation insurance coverage; employee benefits programs and tax reporting is provided to its customers.

TEAM Services specializes in leasing commercial talent (actors and actresses), musicians and recording engineers to the music and advertising segments of the entertainment industry. In addition, TEAM generates revenue from touring bands with the entertainment industry.

The Company, formerly through its Stand-Alone Workers' Compensation segment, provided its workers' compensation program to non-PEO customers on a stand-alone basis. Based on a change in business strategy as of 1998, the Company will no longer market new stand-alone policies. This change is the result of a determination to emphasize other PEO marketing strategies and because of the decreased profit opportunities resulting from increased price competition in the overall workers' compensation market.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Information concerning revenue, gross profit and assets by business segment was as follows (in thousands):

                                               For the Year Ended December 31,
                                             ----------------------------------
                                               1998         1997         1996
                                             --------     --------     --------
REVENUE
      Core PEO                               $569,394     $532,761     $347,219
      US Xpress                               121,323      180,403
      LPC                                     102,218      122,550       42,739
      TEAM                                    174,109       87,764       32,525
      Stand-Alone                               1,865       10,339       16,532
                                             --------     --------     --------
      Consolidated Total                      968,909      933,817      439,016
                                             --------     --------     --------
GROSS PROFIT
      Core PEO                                 23,713       17,749       22,842
      US Xpress                                   (66)         541
      LPC                                       9,919        8,981        4,874
      TEAM                                      2,029        1,742          881
      Stand-Alone                              (1,370)       1,549        9,557
                                             --------     --------     --------
      Total                                    34,225       30,562       38,154

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE    49,293       33,411       17,310
DEPRECIATION AND AMORTIZATION                   6,145        4,617        2,073
                                             --------     --------     --------
INCOME/(LOSS) FROM OPERATIONS                 (21,213)      (7,466)      18,771
                                             --------     --------     --------
OTHER INCOME/(EXPENSE)
      Interest income                           1,885        1,303          833
      Interest expense                         (8,541)      (5,102)      (1,196)
      Other                                      (193)         (50)          (1)
                                             --------     --------     --------
INCOME/(LOSS) BEFORE PROVISION FOR
 INCOME TAXES                                 (28,062)     (11,315)      18,407

INCOME TAX PROVISION (BENEFIT)                   (111)      (2,819)       6,381
                                             --------     --------     --------
NET INCOME (LOSS)                            $(27,951)    $ (8,496)    $ 12,026
                                             ========     ========     ========
DEPRECIATION AND AMORTIZATION
      Core PEO                               $  5,062     $  3,608     $  1,638
      LPC                                         927          883          379
      TEAM                                        153          121           53
      Stand-Alone                                   3            5            3
                                             --------     --------     --------
      Consolidated Total                     $  6,145     $  4,617     $  2,073
                                             ========     ========     ========
TOTAL ASSETS
      Core PEO                               $ 94,540     $106,512     $ 58,727
      LPC                                      35,192       36,825       36,302
      TEAM                                     29,380       14,926        4,329
      Stand-Alone                              15,993       48,954       26,611
                                             --------     --------     --------
      Consolidated Total                     $175,105     $207,217     $125,969
                                             ========     ========     ========

(8) QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table presents summary unaudited quarterly financial data from the
Company's  consolidated   statements  of  operations  (all  earnings  per  share
calculations have been restated to conform to SFAS No. 128):

(In thousands of dollars, except share and per share data)

                                                  Quarter Ended
                              ------------------------------------------------------
                                March 31,     June 30,   September 30,  December 31,
                                ---------     --------   -------------  ------------
1998
Revenues                      $   220,930  $   254,399   $   231,636   $   261,944
Gross profit                        9,466        8,471         8,970         7,318

Basic
 Net loss                            (905)      (5,722)       (7,168)      (14,156)
 Weighted average shares       31,701,036   31,766,725    31,792,787    32,005,193
 Net loss per share                  (.03)        (.18)         (.23)         (.44)
Diluted
 Net loss                            (905)      (5,722)       (7,168)      (14,156)
 Weighted average shares       31,701,036   31,766,725    31,792,787    32,005,193
 Net loss per share                  (.03)        (.18)         (.23)         (.44)

1997
Revenues                      $   195,966  $   226,058   $   233,093   $   278,700
Gross profit                       10,268       11,885        10,535        (2,126)

Basic
 Net income (loss)                    686          824           231       (10,237)
 Weighted average shares       30,877,101   30,888,061    31,394,532    31,676,095
 Net income (loss) per share          .02          .03           .01          (.32)
Diluted
 Net income (loss)                    673          804           211       (10,237)
 Weighted average shares       32,983,120   32,003,224    32,513,699    31,676,095
 Net income (loss) per share          .02          .03           .01          (.32)

(9) ACQUISITIONS:

ACQUISITION OF FIDELITY RESOURCES CORPORATION

Effective December 1, 1998, the Company acquired Fidelity Resources Corporation (Fidelity), a PEO services company by issuing 625,000 restricted shares of the Company's common stock, valued at $1.30 per share ($2.00 less a 35% discount for the lack of marketability of the restricted shares). If the price of the Company's common stock (based on the average price during the 20 days prior to the first anniversary of the closing date (the "Anniversary Price")) is less than $4.00, the Company will provide additional cash consideration or issue additional restricted shares (or a combination thereof) in an amount sufficient so that the aggregate value of the 625,000 shares (valued at the Anniversary Price) plus such additional consideration equals $2.5 million. Subject to meeting gross profit targets on a specific client prior to July 1, 2000, the Company also agreed to provide up to $500,000 of additional consideration in the form of cash or additional restricted shares (valued at the Anniversary Price). The Company also issued warrants to purchase up to 200,000 shares of its common stock that become exercisable at $2.125 per share if earnings targets are achieved in each of the three years following the closing of the acquisition.

INVESTMENT IN IPEO

At December 31, 1998, accounts receivable includes a $300,000 short-term convertible secured promissory note receivable from PEO Partners, Inc. d/b/a IPEO ("IPEO"). In 1999 the Company has subsequently entered into an alliance with IPEO, an Internet-based professional employer organization targeting technology and technical service firms. On January 22, 1999, the Company acquired $1 million of Series B Preferred Stock at $.75 per share, through conversion of the promissory note and an additional payment of $668,923.

ACQUISITION OF K.W.M. CORPORATION

In July 1998, the Company acquired K. W. M. Corporation, a personnel leasing company specializing in driver leasing services based in City of Industry, California. The total purchase price was $560,000, of which $220,000 was paid at closing, and $340,000 is due to be paid on April 5, 1999.

ACQUISITION OF PHOENIX CAPITAL MANAGEMENT, INC. AND AFFILIATED COMPANIES

Effective September 1, 1997, the Company acquired Phoenix Capital Management, Inc. (PCM), a PEO services company and four affiliated PEOs (collectively referred to as Employee Resources Corporation or ERC), for 752,587 restricted shares of Company common stock plus additional restricted common stock to be determined based upon ERC earnings from October 1, 1997 through September 30,
1998. The Company's unregistered common shares were valued at the average closing price on the NASDAQ National Market for a 30 day period tied to closing, less a 35% discount for lack of marketability. The initial purchase price was valued at $3.4 million including $2.6 million of common stock plus $.8 million in assumed liabilities. Additionally, the Company agreed to issue additional restricted shares to be determined based upon ERC earnings after the acquisition. The parties are concluding the calculation of the number of such additional shares, which will be valued based on the average closing price during the one-year period following the closing of the acquisition. From 1995 to the date of acquisition, the Company had operated under an agreement whereby PCM provided certain check processing services for the Company. The acquisition of ERC added approximately 150 clients with 1,800 worksite employees, primarily in the transportation industry.

ACQUISITION OF PROMPT PAY, INC.

Effective September 1, 1997, the Company acquired Prompt Pay, Inc., a PEO located in Phoenix, Arizona, for $250,000 in cash. Prior to the purchase ESI provided payroll processing services for Prompt Pay, Inc. The acquisition added approximately 350 worksite employees in six southwestern states.

ACQUISITION OF CMGR COMPANIES

On February 17, 1997, the Company completed the acquisition of the principal assets of CMGR, Inc., and Humasys (collectively, CMGR) for $3.9 million. At closing $2.3 million was paid in cash. At December 31, 1997 approximately $3.1 million had been recorded as goodwill. An interim payment of $500,000 toward the final purchase price was paid nine months after the closing. During 1998 interim payments of $250,000 were advanced towards the purchase price, and on October 15, 1998 a final payment was made in the amount of $625,000. CMGR was a New Jersey based PEO with a client base consisting primarily of professional, service and light industrial companies, with approximately 75 clients and 1,700 worksite employees.

ACQUISITION OF ETIC CORPORATION

On February 1, 1997, the Company completed the acquisition of the principal assets of ETIC Corporation, d/b/a Employers Trust (ETIC). The purchase price was $30,000 plus five times ETIC's total pre-tax income for the 12-month period ending January 31, 1998. At closing $855,000 was paid in cash. The excess purchase price over net assets acquired was approximately $1.0 million which has been recorded as goodwill. The final payment of purchase price was due on or before April 30, 1998, and was to have been paid in cash. See Note 10 for a description of the dispute that has arisen related to the purchase. ETIC was a Cincinnati, Ohio based PEO with a client base consisting primarily of light industrial, transportation and construction companies, with approximately 150 clients and 2,000 worksite employees.

ACQUISITION OF THE MCCLARY-TRAPP COMPANIES

On November 1, 1996, the Company completed the acquisition of the principal assets of the McClary-Trapp Companies for approximately $10.6 million. The purchase price has been paid in the form of cash, assumed liabilities, and the Company's unregistered common stock, valued at the average closing price on the NASDAQ National Market for the month ended October 31, 1996, less a discount of 35% for lack of marketability of the unregistered shares. Pursuant to the purchase agreement, the consideration for the assets of McClary-Trapp included 53,000 shares of the Company's unregistered common stock (which carries certain registration rights) valued at an average price of $13.09 per share ($20.14 per share less the 35% discount) plus cash in the amount of $9.4 million and assumed liabilities. The excess of purchase price over net assets acquired was $10.9 million of which $10.6 million has been recorded as goodwill. The final settlement was completed on January 6, 1999, and resulted in a reduction of the final purchase price in the amount of $156,945. McClary-Trapp Companies leased approximately 2,000 worksite employees with a client base consisting primarily of light industrial, transportation and service companies.

ACQUISITION OF LEASEWAY PERSONNEL CORPORATION

On August 1, 1996, the Company completed the acquisition of the principal assets of Leaseway Personnel Corporation and Leaseway Administrative Personnel, Inc. (collectively, "Leaseway") for approximately $24 million in cash, plus deferred acquisition costs of approximately $250,000. The Company acquired the assets of Leaseway through Logistics Personnel Corp. ("LPC," formerly, Employee Solutions of Florida, Inc.), a wholly owned subsidiary. Logistics Personnel Corp. is an employee leasing company providing permanent and temporary private carriage truck drivers, as well as non-driver employees, including warehouse workers, mechanics, dispatchers, and administrative personnel to approximately 180 clients in 41 states.

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

ACQUISITION OF EMPLOYEE SOLUTIONS-EAST, INC. (ESEI)

Effective January 1, 1996, the Company completed its acquisition of ESEI. The base purchase price consisted of 648,000 shares of the Company's unregistered common stock, including certain registration rights as to these shares, valued as of the effective date of the transaction at $5.53 per share ($8.50 less a 35% discount for the lack of marketability of the unregistered shares) for a total purchase price of $3.6 million plus acquisition costs of $94,000. The excess purchase price over net assets acquired was $3,674,000 which has been recorded as goodwill.

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


(In thousands of dollars, except share and per share data)     1996
                                                             --------

Total revenues                                              $   522,286
Net income                                                       12,758

Net income per common and common
equivalent share
   Basic                                                            .42
   Diluted                                                          .40

Weighted average number of common and
common equivalent shares outstanding
   Basic                                                     30,224,357
   Diluted                                                   32,167,777

(10) CONTINGENCIES:

The Company has received a letter from the Arizona Department of Economic Security indicating that the Company has been assigned a higher state unemployment tax rate for calendar year 1994 than the Company believes it is entitled. In consultation with legal counsel the Company believes that based on Arizona Revised Statutes it is entitled to the lower rate. If it was ultimately determined that the higher rate applies, the Company would owe $500,000 (before interest and the income tax effect) more than is reflected in the Company's financial statements. As of December 31, 1998, the compounded interest totaled approximately $252,000.

The State of New York has asserted that the Company is a successor for state unemployment insurance (SUI) purposes to certain entities from which the Company acquired limited assets in connection with the Hazar acquisition effective January 1996. The State further asserts that the Company was subject to increased tax rates during 1996 and 1997 as a result of successor status. The liabilities asserted are approximately $500,000. The Company is appealing the determination.

The State of Ohio has issued a preliminary assessment of $5.2 million (plus penalty) relating to sales taxes potentially applicable to certain types of services. While the Company believes that no tax ultimately will be payable based on the preliminary assessment, there can be no assurance that this will be the case.

The Company and certain of its present and former directors and executive officers were named as defendants in ten actions filed between March 1997 and May 1997. While the exact claims and allegations varied, they all alleged violations by the Company of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, with respect to the accuracy of statements regarding Company reserves and other disclosures made by the Company and certain directors and officers. These suits were filed after a significant drop in the trading price of the Company's Common Stock in March 1997. The suits were consolidated before the U.S. District Court in Phoenix, Arizona. In November 1998, the Company entered into a settlement agreement calling for the claims against the Company and all other defendants to be dismissed with prejudice without presumption or admission of any liability or wrongdoing. Final terms of the settlement call for payment to the plaintiffs of $13.8 million in cash and $1.2 million in shares of the Company's Common Stock. A substantial majority of both the cash portion of the settlement and litigation-related expenses have been paid by the Company's directors and officers' insurance carriers. The Court approved the settlement agreement on March 11, 1999. The Company recorded expense of approximately $6.2 million during 1998 related to this litigation.

The Company was named as a defendant in an action filed by Ladenburg Thalmann & Co., Inc. in the United States District Court, Southern District of New York in May 1997 alleging breach of contract under certain stock warrants. The plaintiff sought damages of at least $2.5 million. In March 1999, the Court granted the Company's motion for summary judgment and dismissed the plaintiff's case.

An arbitration panel awarded HDVT, Inc. (the seller of certain assets acquired by the Company from ETIC in February 1997) a total of $10.4 million in additional acquisition purchase price in February 1999. HDVT has filed an action to confirm the award in Superior Court, Maricopa County, Arizona. The Company has filed a motion to vacate the arbitration award, primarily on grounds that the arbitrators exceeded the scope of their authority. The Company also is pursuing other available remedies, including seeking a significant reduction of the purchase price pursuant to a provision of the purchase agreement relating to the determination of certain workers' compensation expense items. At the time of final resolution, the payment will be accounted for as an acquisition cost and will be amortized over the remaining term of the acquisition's original 15-year amortization schedule.

An arbitration proceeding between the Company and US Xpress Enterprises, Inc. (US Xpress) is scheduled for May 1999 regarding issues under a PEO service agreement between the parties that was terminated by the Company in August 1998. The parties recently stipulated to dismiss related proceedings pending in the United States District Court for the Eastern District of Tennessee, including US Xpress' request for a preliminary injunction. US Xpress seeks recovery of approximately $3.0 million plus unspecified punitive damages primarily relating to unpaid medical claims. The Company intends to contest the claim vigorously. As part of the same arbitration, the Company is seeking recovery of damages for misrepresentations made by US Xpress (relating primarily to the costs associated with US Xpress's medical programs) at the time the parties entered into the PEO service agreement.

The Company has been named as a defendant in an action filed by an employee in February 1999 in Superior Court, Maricopa County, Arizona alleging breach of contract with respect to certain payments claimed to be owing during and after his employment with the Company. The complaint seeks damages of approximately $1.8 million plus the issuance of options to acquire 200,000 shares of Common Stock. The Company intends to defend the action vigorously. The Company further will pursue significant counterclaims against the employee relating to certain liabilities and other matters incurred by the Company in connection with its 1996 acquisition of assets from Hazar, Inc., an entity of which the employee was a principal. A director of the Company has agreed to indemnify the Company personally for amounts paid by the Company to the employee in connection with this matter, if any.

International Color Services, L.L.C. filed for arbitration in December 1998 alleging breach of contract regarding fee issues under the PEO service agreement between the parties. The Company has filed a complaint in Superior Court, Maricopa Count, Arizona in January 1999 seeking a declaratory judgment that the dispute is not subject to arbitration. Plaintiff has filed a motion to compel arbitration and a counterclaim seeking damages of over $400,000 plus attorneys fees and costs and unspecified punitive damages. The Company intends to contest the claim vigorously.

From time to time, the Company is named as a defendant in lawsuits in the ordinary course of business. These lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

(11) RELATED PARTY TRANSACTIONS:

Related party transactions not mentioned elsewhere in the financial statements are summarized as follows:


(In thousands of dollars)                         1998        1997       1996
                                                  ----        ----       ----
Processing fees paid to company owned
 by shareholder                                   $ --       $1,030       $805
Non-compete agreement settlements with
 two shareholders                                   --           --        543

Additionally, the Company provides services to companies affiliated with certain directors and officers. The Company also pays commissions to related parties in the ordinary course of business.

(12) RESTRUCTURING CHARGE:

On August 11, 1998, the Company announced a restructuring and cost-reduction plan primarily involving the closing of remote payroll processing centers and other offices and various other expense reduction strategies. As a result, the Company incurred a restructuring charge in the third quarter of 1998 of $1.4 million, consisting primarily of severance and lease cancellation costs. Included in the $1.4 million restructuring charge were $900,000 of severance and other employee termination costs related to the termination of certain individuals. The remaining portion relates to lease commitments and termination penalties associated with the closure of seven offices. Approximately $976,000 has been charged against the restructuring liability. Most of the $1.4 million has been or is expected to be paid in cash.

(13) ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet at its fair value. SFAS No. 133 is effective for financial statements for periods beginning after June 15, 1999. Adoption of SFAS No. 133 would have an immaterial effect on the December 31, 1998 and 1997 financial statements.

(14) LOSS PORTFOLIO TRANSFER

On April 22, 1998, the Company completed a risk transfer of all of its pre-1998 workers' compensation claims liability to a third party insurer, rated AAA by Standard & Poor's, effected through a Loss Portfolio Transfer (LPT) valued as of February 28, 1998. In exchange for a premium of $19.9 million (paid primarily from restricted cash and investments), the Company acquired reinsurance of $35 million to insure its pre-1998 workers' compensation losses. Based upon the advice of its outside actuaries, the Company believes that the risk that pre-1998 liability could exceed the $35 million aggregate limit is remote, although there can be no assurance. The LPT provides for profit sharing opportunities with the Company based on ultimate paid claims, though there can be no assurance whether or when a profit will be realized. No charge to earnings was recorded in connection with this transaction in 1998 or is expected in future periods.

                                   SCHEDULE II

                            EMPLOYEE SOLUTIONS, INC.

                      VALUATION AND QUALIFYING ACCOUNTS For
                the Years Ended December 31, 1998, 1997, and 1996

                                                            December 31,
                                                 ------------------------------
                                                   1998       1997       1996
                                                   ----       ----       ----
                                                         (in thousands)

Allowance for doubtful accounts:
  Balance at beginning of year                   $ 5,550    $ 1,729    $   215
  Provision charged to expense                     3,431      4,159      1,918
  Charge-offs                                       (488)      (338)      (404)
                                                 -------    -------    -------
  Balance at end of year*                          8,493    $ 5,550    $ 1,729
                                                 =======    =======    =======

                                                            December 31,
                                                 ------------------------------
                                                   1998       1997       1996
                                                   ----       ----       ----
                                                         (in thousands)
Restructuring allowance:
  Balance at beginning of year                   $    --    $    --    $    --
  Provision charged to expense                     1,400         --         --
  Payments/usage                                    (976)        --         --
                                                 -------    -------    -------
  Balance at end of year                         $   424    $    --    $    --
                                                 =======    =======    =======

                                                            December 31,
                                                 ------------------------------
                                                   1998       1997       1996
                                                   ----       ----       ----
                                                         (in thousands)
Tax valuation allowance:
  Balance at beginning of year                   $    --    $    --    $    --
  Provision charged to expense                     9,188         --         --
  Payments/usage                                      --         --         --
                                                 -------    -------    -------
  Balance at end of year                         $ 9,188    $    --    $    --
                                                 =======    =======    =======

* Included in this amount is a provision for a long-term receivable included in other assets.