Form 10-Q
period 1999-03-31
EMPLOYEE SOLUTIONS INC
filed 1999-05-17
CIK 904897

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,413,413 Common shares, no par value were outstanding as of May 12, 1999.

                            EMPLOYEE SOLUTIONS, INC.

                                    FORM 10-Q

              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1999


--------------------------------------------------------------------------------

                                      INDEX


                                                                          Page
PART I.    Financial Information                                        Number
                                                                        ------
   Item 1.   Financial Statements

                Consolidated Balance Sheets - March 31, 1999 and
                December 31, 1998                                         2

                Consolidated Statements of Operations for the
                Quarters Ended March 31, 1999 and 1998                    3

                Consolidated Statement of Stockholders'
                Equity for the Quarters Ended March 31, 1999 and 1998     4

                Consolidated Statements of Cash Flows for the
                Quarters Ended March 31, 1999 and 1998                    5

                Notes to Consolidated Financial Statements                7

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         21

   Item 3.   Quantitative and Qualitative Disclosure About Market Risk   32


PART II.     Other Information

   Item 1.   Legal Proceedings                                           33

   Item 6.   Exhibits and Reports on Form 8-K                            34

Signatures                                                               35

--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

                            EMPLOYEE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                       March 31,    December 31,
(In thousands of dollars, except share data)            1999           1998
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                             $  17,187     $  39,287
Investments and marketable securities                    10,389         9,997
Restricted cash and investments                           2,088         1,088
Accounts receivable, net                                 44,917        38,742
Receivables from insurance companies                      7,130         6,704
Prepaid expenses and deposits                             4,993         2,303
Income taxes receivable                                   5,040         5,040
Deferred income taxes                                       797           811
                                                      ---------     ---------

      Total current assets                               92,541       103,972

Property and equipment, net                               4,242         4,543
Deferred income taxes                                        54            60
Goodwill and other assets, net                           75,415        66,530
                                                      ---------     ---------

      Total assets                                    $ 172,252     $ 175,105
                                                      =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft                                        $      --     $  13,727
Accrued salaries, wages and payroll taxes                30,839        28,719
Accounts payable                                          6,316         5,898
Accrued workers' compensation and health insurance       10,104         9,617
Income taxes payable                                        721           751
Other accrued expenses                                   24,950        13,595
                                                      ---------     ---------

      Total current liabilities                          72,930        72,307

Deferred income taxes                                       851           871
                                                      ---------     ---------

Long-term debt                                           85,000        85,000
                                                      ---------     ---------

Other long-term liabilities                               1,211         1,211
                                                      ---------     ---------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock, nonvoting,
  no par value, 10,000,000 shares authorized,
  no shares issued and outstanding                           --            --
Common stock, no par value, 75,000,000 shares
  authorized, 32,421,263 shares issued and
  outstanding March 31, 1999, and 32,419,595
  shares issued and outstanding December 31, 1998        35,803        35,800
Accumulated deficit                                     (23,547)      (20,085)
Cumulative unrealized gain on investment securities           4             1
                                                      ---------     ---------

      Total stockholders' equity                         12,260        15,716
                                                      ---------     ---------

      Total liabilities and stockholders' equity      $ 172,252     $ 175,105
                                                      =========     =========

--------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
                                                    Quarter ended March 31,
(In thousands of dollars, except                --------------------------------
   share and per share data)                         1999               1998
--------------------------------------------------------------------------------

Revenues                                        $    198,909       $    220,930
                                                ------------       ------------

Cost of revenues:
  Salaries and wages of worksite employees           165,608            180,684
  Healthcare and workers' compensation                10,553             14,267
  Payroll and employment taxes                        15,012             16,513
                                                ------------       ------------

      Cost of revenues                              191,173            211,464
                                                -----------       ------------

Gross profit                                           7,736              9,466

Selling, general and administrative expenses           7,513              7,771
Depreciation and amortization                          1,667              1,286
                                                ------------       ------------

      Income (loss) from operations                   (1,444)               409

Other income (expense):
  Interest income                                        244                770
  Interest expense                                    (2,286)            (2,120)
  Other                                                   24                  3
                                                ------------       ------------

Loss before benefit for income taxes                  (3,462)              (938)

Income tax benefit                                        --                (33)
                                                ------------       ------------

      Net loss                                  $     (3,462)      $       (905)
                                                ============       ============

Loss per common and common equivalent share:
   Basic                                        $       (.11)      $       (.03)
   Diluted                                      $       (.11)      $       (.03)

Weighted average number of common and
common equivalent shares outstanding:
   Basic                                          32,421,263         31,701,036
                                                ============       ============
   Diluted                                        32,421,263         31,701,036
                                                ============       ============

--------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          QUARTER ENDED MARCH 31, 1999

-----------------------------------------------------------------------------------------------------------
                                                                Unrealized       Total        Comprehensive
(In thousands of dollars,               Common    Accumulated    Gain on      Stockholders'       Income
 except share data)                      Stock      Deficit     Investments      Equity           (Loss)
-----------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1998             $ 35,800    $(20,085)      $   1         $15,716         $    --

Issuance of  1,668 shares of common
stock in connection with exercise of
common stock options                          3          --          --               3              --
Change in unrealized net gains,
net of applicable taxes                      --          --           3               3               3
Net loss                                     --      (3,462)         --          (3,462)         (3,462)
                                       --------    --------       -----         -------         -------

COMPREHENSIVE LOSS                                                                              $(3,459)
                                                                                                =======
BALANCE, MARCH 31, 1999                $ 35,803    $(23,547)      $   4         $12,260
                                       ========    ========       =====         =======

-----------------------------------------------------------------------------------------------------------

                            EMPLOYEE SOLUTIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          QUARTER ENDED MARCH 31, 1998

-----------------------------------------------------------------------------------------------------------
                                                                Unrealized        Total       Comprehensive
(In thousands of dollars,               Common     Retained       Gain on      Stockholders'      Income
 except share data)                      Stock     Earnings     Investments      Equity           (Loss)
-----------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1997             $ 34,420    $  7,866       $  103         $42,389         $    --

Issuance of  56,675 shares of common
stock in connection with exercise of
common stock options                        117          --           --             117              --
Tax benefit related to the exercise of
Stock options                                63          --           --              63              --
Change in unrealized net gains,
net of applicable taxes                      --          --         (100)           (100)           (100)
Net loss                                     --        (905)          --            (905)           (905)
                                       --------    --------       ------         -------         -------

COMPREHENSIVE LOSS                                                                               $(1,005)
                                                                                                 =======
BALANCE, MARCH 31, 1998                $ 34,600    $  6,961       $    3         $41,564
                                       ========    ========       ======         =======

-----------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
                                                       Quarter ended March 31,
                                                     ---------------------------
(In thousands of dollars)                                1999            1998
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                         $  192,734      $  227,917
Cash paid to suppliers and employees                   (199,771)       (225,161)
Interest received                                           244             770
Interest paid                                              (137)             --
Income taxes refunded (paid), net                           (30)            133
                                                     -----------     ----------
      Net cash (used in) provided by operating
        activities                                        (6,960)          3,659
                                                     -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          (19)         (1,203)
Business acquisitions                                        (2)           (123)
Purchase of investments, net                               (392)        (30,937)
Cash invested in restricted accounts, net                (1,000)             --
Disbursements for deferred costs                             (3)             --
                                                     ----------      ----------

      Net cash used in investing activities              (1,416)        (32,263)
                                                     ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred loan costs                               --            (177)
Proceeds from issuance of common stock                        3             117
Decrease in bank overdraft                              (13,727)             --
                                                     ----------      ----------

      Net cash used in financing activities             (13,724)            (60)
                                                     ----------      -----------

Net decrease in cash and cash equivalents               (22,100)        (28,664)

CASH AND CASH EQUIVALENTS, beginning of period           39,287          40,110
                                                     ----------      ----------

CASH AND CASH EQUIVALENTS, end of period             $   17,187      $   11,446
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

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

--------------------------------------------------------------------------------
                                                         Quarter ended March 31,
                                                         -----------------------
                                                           1999          1998
--------------------------------------------------------------------------------

RECONCILIATION OF NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss                                                 $ (3,462)     $   (905)
                                                         --------      --------
ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:
Depreciation and amortization                               1,667         1,286
(Increase) decrease in accounts receivable, net            (6,175)        6,987
(Increase) decrease in insurance company receivables         (426)          102
Increase in prepaid expenses and deposits                  (2,690)       (2,023)
Decrease in deferred income taxes, net                         --           100
Decrease (increase) in other assets                           176          (225)
Increase in accrued salaries,
  wages and payroll taxes                                   2,120         1,740
Increase (decrease) in accrued workers'
  compensation and health insurance                           487        (5,001)
Increase in interest payable                                   --         2,120
Decrease in other long-term liabilities                        --            (2)
Increase in accounts payable                                  418           251
Decrease in income taxes payable                              (30)           --
Increase (decrease) in other accrued expenses                 955          (771)
                                                         --------      --------
                                                           (3,498)        4,564
                                                         --------      --------
      Net cash provided by (used in) operating
        activities                                       $ (6,960)     $  3,659
                                                         ========      ========

--------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF CORPORATION

Employee Solutions, Inc. (together with its subsidiaries, "ESI" or the "Company") is a leading professional employer organization (PEO) providing employers throughout the United States with comprehensive employee payroll, human resources and benefits outsourcing services. The Company's integrated outsourcing services include payroll processing and reporting, human resources administration, employment regulatory compliance management, risk management/workers' compensation services, retirement and health care programs, and other products and services provided directly to worksite employees. At March 31, 1999, ESI serviced approximately 2,090 client companies with approximately 38,500 worksite employees in 47 states.

The Company conducts its business on a national scale across many industries and is not concentrated to any material extent within a single local market or industry, although the transportation industry, at approximately 34%, represents the largest concentration of customers, including one former customer that generated approximately 20% of total revenues in the first quarter of 1998.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. Results of operations for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when purchased. All cash equivalents are invested in high quality investment grade instruments, such as commercial paper, at March 31, 1999 and December 31, 1998, and are stated at fair market value. Substantially all cash and cash equivalents, including restricted cash and investments, are not insured at March 31, 1999.

RESTRICTED CASH AND INVESTMENTS

At March 31, 1999, restricted cash was approximately $2.1 million, which represented amounts held for settlement of a legal matter. Restricted investments consist of U.S. Treasury and other short term corporate debt securities, purchased in accordance with the Company's investment policy guidelines, with varying maturities to coincide with expected liquidity requirements to meet future anticipated claims, and are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Investments in Certain Debt and Equity Securities."

INVESTMENTS AND MARKETABLE SECURITIES

At March 31, 1999, the Company maintained approximately $16.7 million of investments in its cash and cash equivalents and investments and marketable securities accounts. These securities are considered available-for-sale and, accordingly, are recorded at market value. Securities with original maturities of 90 days or less consisted of commercial paper, certificates of deposit, money market and mutual funds that had an estimated fair value of $6.3 million at March 31, 1999. Securities with original maturities greater than 90 days consisted of $4.2 million in commercial paper, $5.4 million in corporate bonds and $800,000 in U.S. Treasury securities and agency notes and had an estimated fair value of $10.4 million at March 31, 1999.

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

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

The computation of adjusted net loss and weighted average common and common equivalent shares used in the calculation of net loss per common share is as follows:

-----------------------------------------------------------------------------------------------
                                                      Three months ended March 31,
                                      ---------------------------------------------------------
                                                  1999                           1998
(In thousands of dollars, except      --------------------------     --------------------------
share and per share data)                 Basic         Diluted        Basic          Diluted
-----------------------------------------------------------------------------------------------
Weighted average of
common shares outstanding              32,421,263     32,421,263     31,701,036      31,701,036

Dilutive effect of options
and warrants outstanding                       --             --             --              --
                                      -----------    -----------     ----------     -----------
Weighted average of
common and common
equivalent shares                      32,421,263     32,421,263     31,701,036      31,701,036
                                      ===========    ===========     ==========     ===========

Net loss                              $    (3,462)   $    (3,462)    $     (905)    $      (905)

Adjustments to net loss                        --             --             --              --
                                      -----------    -----------     ----------     -----------
Adjusted net loss for
purposes of the loss per
common share calculation              $    (3,462)   $    (3,462)    $     (905)    $      (905)
                                      ===========    ===========     ==========     ===========
Net loss per common and
common equivalent share               $     (0.11)    $    (0.11)    $    (0.03)    $     (0.03)
                                      ===========    ===========     ==========     ===========

-----------------------------------------------------------------------------------------------

The calculation of weighted average common and common equivalent shares for purposes of calculating the March 31, 1999 diluted loss per share, excludes approximately 1,150,418 weighted average shares of options, warrants, and contingently issuable shares computed under the treasury stock method, as their effects would be anti-dilutive.

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

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

The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned current and future subsidiaries. The Company's wholly-owned insurance subsidiary, which is a non-guarantor subsidiary, is subject to certain statutory and contractual restrictions which limit its ability to pay dividends or make loans to the Company or other subsidiaries. The financial statements presented below include the separate or combined financial position as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows for each of the quarters ended March 31, 1999 and March 31, 1998, of Employee Solutions, Inc. (Parent), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors).

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

BALANCE SHEETS
------------------------------------------------------------------------------------------------------------
                                                                                              March 31, 1999
                                            ----------------------------------------------------------------
                                                                           Non-
(In thousands of dollars)                    Parent     Guarantors   Guarantors   Eliminating   Consolidated
------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                  $   7,326    $   5,210     $  4,651   $        --    $   17,187
Investments and marketable securities         10,389           --           --            --        10,389
Restricted cash and investments                2,088           --           --            --         2,088
Accounts receivable, net                      16,641       27,316          960            --        44,917
Receivable from insurance companies               --           --        7,130            --         7,130
Prepaid expenses and deposits                  4,654          316           23            --         4,993
Income taxes receivable                        5,040           --           --            --         5,040
Deferred income taxes                            797           --           --            --           797
Due from affiliates                            9,879        1,998       (7,057)       (4,820)           --
                                           ---------    ---------     ---------  ------------   ----------
        Total current assets                  56,814       34,840        5,707        (4,820)       92,541

Property and equipment, net                    3,941          287           14            --         4,242
Deferred income taxes                             54           --           --            --            54
Goodwill and other assets, net                43,295       31,848          272            --        75,415
Investment in subsidiaries                    36,665           --           --       (36,665)           --
                                           ---------    ---------     --------   ------------   ----------
        Total assets                       $ 140,769    $  66,975     $  5,993   $   (41,485)   $  172,252
                                           =========    =========     ========   ============   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft                             $      --    $      --     $     --   $        --    $       --
Accrued salaries, wages and payroll taxes      9,809       19,989        1,041            --        30,839
Accounts payable                               1,827        1,203        3,286            --         6,316
Accrued workers' compensation
    And health insurance                       2,264        1,490        6,350            --        10,104
Income taxes payable                             721           --           --            --           721
Other accrued expenses                        21,215        1,401        2,334            --        24,950
Due to affiliates                              7,869       14,508      (17,557)       (4,820)           --
                                           ---------    ---------     ---------  ------------   ----------
        Total current liabilities             43,705       38,591       (4,546)       (4,820)       72,930
                                           ---------    ---------     ---------  ------------   ----------

Deferred income taxes                            851           --           --            --           851
                                           ---------    ---------     --------   -----------    ----------
Long-term debt                                85,000           --           --            --        85,000
                                           ---------    ---------     --------   -----------    ----------
Other long-term liabilities                       --        1,211           --            --         1,211
                                           ---------    ---------     --------   -----------    ----------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock               --           --           --            --            --
Common stock, no par value                    35,803        2,622          771        (3,393)       35,803
Additional paid in capital                        --       26,342           50       (26,392)           --
(Accumulated deficit) retained earnings      (24,594)      (1,791)       9,718        (6,880)      (23,547)
Unrealized gain on
    investments                                    4           --           --            --             4
                                           ---------    ---------     --------   -----------    ----------

Total stockholders' equity                    11,213       27,173       10,539       (36,665)       12,260
                                           ---------    ---------     --------   ------------   ----------
Total liabilities and stockholders'
 equity                                    $ 140,769    $  66,975     $  5,993   $   (41,485)   $ 172,252
                                           =========    =========     ========   ===========    =========

----------------------------------------------------------------------------------------------------------

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

BALANCE SHEETS
----------------------------------------------------------------------------------------------------------
                                                                                        December 31, 1998
                                         -----------------------------------------------------------------
                                                                         Non-
(In thousands of dollars)                   Parent    Guarantors   Guarantors   Eliminating   Consolidated
----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                $   8,176   $    24,503   $    6,608   $        --   $     39,287
Investments and marketable securities        9,997            --           --            --          9,997
Restricted cash and
    investments                              1,088            --           --            --          1,088
Accounts receivable, net                    15,460        22,495          787            --         38,742
Receivable from insurance
    companies                                   --            --        6,704            --          6,704
Prepaid expenses and deposits                1,532           753           18            --          2,303
Income taxes receivable                      5,040            --           --            --          5,040
Deferred income taxes                          811            --           --            --            811
Due from affiliates                          7,789         2,711       (6,726)       (3,774)            --
                                         ---------   -----------   -----------  -----------   ------------
        Total current assets                49,893        50,462        7,391        (3,774)       103,972

Property and equipment, net                  4,213           314           16            --          4,543
Deferred income taxes                           60            --           --            --             60
Goodwill and other assets, net              34,044        32,208          278            --         66,530
Investment in subsidiaries                  36,005            --           --       (36,055)            --
                                         ---------   -----------   ----------   -----------   ------------
        Total assets                     $ 124,215   $    82,984   $    7,685   $   (39,779)  $    175,105
                                         =========   ===========   ==========   ===========   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft                           $     308   $    13,419   $       --   $        --   $     13,727
Accrued salaries, wages and
    payroll taxes                            5,932        22,167          620            --         28,719
Accounts payable                             1,584         1,051        3,263            --          5,898
Accrued workers' compensation
    and health insurance                     3,141           618        5,858            --          9,617
Income taxes payable                           751            --           --            --            751
Other accrued expenses                       9,123         2,316        2,156            --         13,595
Due to affiliates                            1,789        16,030      (14,045)       (3,774)            --
                                         ---------   -----------   -----------  -----------   ------------
        Total current liabilities           22,628        55,601       (2,148)       (3,774)        72,307
                                         ---------   -----------   -----------  -----------   ------------

Deferred income taxes                          871            --           --            --            871
                                         ---------   -----------   ----------   -----------   ------------
Long-term debt                              85,000            --           --            --         85,000
                                         ---------   -----------   ----------   -----------   ------------
Other long-term liabilities                     --         1,211           --            --          1,211
                                         ---------   -----------   ----------   -----------   ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock             --            --           --            --             --
Common stock, no par value                  35,800         2,622          771        (3,393)        35,800
Additional paid in capital                      --        26,342           50       (26,392)            --
(Accumulated deficit) retained earnings    (20,085)       (2,792)       9,012        (6,220)       (20,085)
Unrealized gain on
    investments                                  1            --           --            --              1
                                         ---------   -----------   ----------   -----------   ------------

Total stockholders' equity                  15,716        26,172        9,833       (36,005)        15,716
                                         ---------   -----------   ----------   -----------   ------------
Total liabilities and stockholders'
 equity                                  $ 124,215   $    82,984   $    7,685   $   (39,779)   $   175,105
                                         =========   ===========   ==========   ===========    ===========

----------------------------------------------------------------------------------------------------------

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------
                                                                For the Quarter Ended March 31, 1999
                                   ------------------------------------------------------------------
                                                                     Non-
(In thousands of dollars)             Parent     Guarantors   Guarantors    Eliminating  Consolidated
-----------------------------------------------------------------------------------------------------
Revenues                           $   57,844   $   134,223   $    6,842    $       --    $   198,909
                                   ----------   -----------   ----------    ----------    -----------
Cost of revenues:
Salaries and wages of
    worksite employees                 49,483       110,316        5,809            --        165,608
Healthcare and workers'
    compensation                        1,879         9,200         (526)           --         10,553
Payroll and employment taxes            3,970        10,514          528            --         15,012
                                   ----------   -----------   ----------    ----------    -----------

    Cost of revenues                   55,332       130,030        5,811            --        191,173
                                   ----------   -----------   ----------    ----------    -----------

    Gross profit                        2,512         4,193        1,031            --          7,736

Selling, general and
    administrative expenses             5,308         2,163           42            --          7,513
Intercompany selling, general
    and administrative expense             --            --           --            --             --
Depreciation and amortization           1,259           401            7            --          1,667
                                   ----------   -----------   ----------    ----------    -----------

Income (loss) from operations          (4,055)        1,629          982            --         (1,444)

Other income (expense):
Interest income                           200            15           29            --            244
Interest expense and other             (2,361)           24           75            --         (2,262)
                                   ----------   -----------   ----------    ----------    -----------
Income (loss) before provision
    (benefit) for income taxes         (6,216)        1,668        1,086            --         (3,462)

Income tax provision (benefit)             --           667          380        (1,047)            --
                                    ---------   -----------   ----------    ----------    -----------
Income from wholly-owned
    subsidiaries                        1,707            --           --        (1,707)            --
                                   ----------   -----------   ----------    ----------    -----------

Net income (loss)                  $   (4,509)  $     1,001   $      706    $     (660)   $    (3,462)
                                   ==========   ===========   ==========    ==========    ===========

-----------------------------------------------------------------------------------------------------

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------
                                                                 For the Quarter Ended March 31, 1998
                                     ----------------------------------------------------------------
                                                                     Non-
(In thousands of dollars)             Parent     Guarantors   Guarantors   Eliminating   Consolidated
-----------------------------------------------------------------------------------------------------
Revenues                             $ 69,667   $   142,939     $ 9,422     $ (1,098)     $ 220,930
                                     --------   -----------     -------     --------      ---------
Cost of revenues:
Salaries and wages of
    worksite employees                 56,379       117,229       7,076           --        180,684
Healthcare and workers'
    compensation                        3,655         9,975         637           --         14,267
Payroll and employment taxes            6,046         9,715         752           --         16,513
                                     --------   -----------     -------     --------      ---------

    Cost of revenues                   66,080       136,919       8,465           --        211,464
                                     --------   -----------     -------     --------      ---------

    Gross profit                        3,587         6,020         957       (1,098)         9,466

Selling, general and
    administrative expenses             6,111         1,581          79           --          7,771
Intercompany selling, general
    and administrative expense            311           754          33       (1,098)            --
Depreciation and amortization             902           380           4           --          1,286
                                     --------   -----------     -------     --------      ---------

Income (loss) from operations          (3,737)        3,305         841           --            409

Other income (expense):
Interest income                           357            20         393           --            770
Interest expense and other             (2,194)            2          75           --         (2,117)
                                     --------   -----------     -------     --------      ---------

Income (loss) before provision
    (benefit) for income taxes         (5,574)        3,327       1,309           --           (938)

Income tax provision (benefit)           (572)          117         422           --            (33)
                                      -------   -----------     -------     --------      ---------

                                       (5,002)        3,210         887           --           (905)
Income from wholly-owned
    subsidiaries                        4,097            --          --       (4,097)            --
                                     --------   -----------     -------     --------      ---------

Net income (loss)                    $   (905)  $     3,210     $   887     $ (4,097)     $    (905)
                                     ========   ===========     =======     ========      =========

---------------------------------------------------------------------------------------------------

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------
                                                                     For the Quarter Ended March 31, 1999
                                         ------------------------------------------------------------------
                                                                         Non-
(In thousands of dollars)                  Parent     Guarantors   Guarantors   Eliminating   Consolidated
-----------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET LOSS TO
    NET CASH USED IN OPERATING
    ACTIVITIES:
Net income (loss)                        $  (4,509)  $     1,001   $      706   $       (660)  $     (3,462)
                                         ---------   -----------   ----------   ------------  -------------
ADJUSTMENTS TO RECONCILE
    NET LOSS TO NET CASH
    USED IN OPERATING
    ACTIVITIES:
Depreciation and amortization                1,259           401            7            --          1,667
Increase in accounts receivable,  net       (1,181)       (4,821)        (173)           --         (6,175)
Increase in insurance company
      receivable                                --            --         (426)           --           (426)
(Increase) in prepaid expenses and deposits (3,122)          437           (5)           --         (2,690)
(Increase) decrease in other assets           (190)          360            6            --            176
Increase (decrease)  from inter-
    company transactions                     3,702        (1,176)      (3,186)          660             --
Increase (decrease) in accrued salaries,
    wages, and payroll taxes                 3,877        (2,178)         421            --          2,120
Increase (decrease) in accrued workers'
    compensation and health insurance         (877)          872          492            --            487
Increase in accounts payable                   243           152           23            --            418
Decrease in income taxes payable               (30)           --           --            --            (30)
Increase in other accrued expenses           1,692          (915)         178            --            955
                                         ---------   ------------  ----------   -----------   ------------
                                             5,373        (6,868)      (2,663)          660         (3,498)
                                         ---------   ------------  -----------  -----------   -------------
        Net cash (used in)  provided by
           operating activities                864        (5,867)      (1,957)           --         (6,960)
                                         ---------   ------------  -----------  -----------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment             (12)           (7)          --            --            (19)
Business acquisitions                           (2)           --           --            --             (2)
Purchases of investments, net                 (392)           --           --            --           (392)
Cash invested in restricted accounts, net   (1,000)           --           --            --         (1,000)
Disbursements for deferred costs                (3)           --           --            --             (3)
                                         ----------  -----------   ----------   -----------   -------------
        Net cash used in investing
           activities                       (1,409)           (7)          --            --         (1,416)
                                         ----------  ------------  ----------   -----------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock           3            --           --            --              3
Decrease in bank overdraft                    (308)      (13,419)          --            --        (13,727)
                                         ----------  ------------  ----------   -----------   -------------
        Net cash used in
           financing activities               (305)      (13,419)          --            --        (13,724)
                                         ----------  ------------  ----------   -----------   -------------
Net decrease in cash and cash
    equivalents                               (850)      (19,293)      (1,957)           --        (22,100)
CASH AND CASH EQUIVALENTS,
    beginning of period                      8,176        24,503        6,608            --         39,287
                                         ---------   -----------   ----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
    end of period                        $   7,326   $     5,210   $    4,651   $        --   $     17,187
                                         =========   ===========   ==========   ===========   ============

-----------------------------------------------------------------------------------------------------------

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------
                                                                     For the Quarter Ended March 31, 1998
                                        -------------------------------------------------------------------
                                                                          Non-
(In thousands of dollars)                  Parent     Guarantors   Guarantors   Eliminating   Consolidated
-----------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO
    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:
Net income (loss)                       $     (905)  $     3,210   $      887   $    (4,097)  $       (905)
                                        ----------   -----------   ----------   -----------   ------------
ADJUSTMENTS TO RECONCILE
    NET INCOME TO NET CASH
    PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:
Depreciation and amortization                  902           380            4            --          1,286
Decrease (increase) in accounts
     receivable,  net                        8,280        (2,031)         738            --          6,987
Decrease (increase) decrease in
    insurance company receivable                --           127          (25)           --            102
(Increase) decrease in prepaid
     expenses and deposits                  (1,835)         (421)         233            --         (2,023)
Decrease in deferred income taxes, net         100            --           --            --            100
(Increase) decrease in other assets           (502)          222           55            --           (225)
Increase (decrease)  from inter-
    company transactions                     3,168        (7,653)         388         4,097             --
(Decrease) increase in accrued salaries,
    wages, and payroll taxes                (2,946)        5,304         (618)           --          1,740
Decrease in accrued workers'
    compensation and health insurance       (1,612)       (1,371)      (2,018)           --         (5,001)
Increase in interest payable                 2,120            --           --            --          2,120
Decrease in other long-term liabilities         --            (2)          --            --             (2)
Increase (decrease) in accounts payable     (1,148)          518          881            --            251
(Decrease) increase in other
       accrued expenses                     (1,536)        1,478         (713)           --           (771)
                                        ----------   -----------   ----------   -----------   ------------
                                             4,991        (3,449)      (1,075)        4,097          4,564
                                        ----------   -----------   ----------   -----------   ------------
        Net cash provided by (used in)
           operating activities              4,086          (239)        (188)           --          3,659
                                        ----------   -----------   ----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment          (1,113)          (90)          --            --         (1,203)
Business acquisitions                         (101)           --          (22)           --           (123)
Cash invested in investments
    and  marketable securities             (20,170)       (8,838)      (1,929)           --        (30,937)
                                        ----------   -----------   ----------   -----------   ------------
        Net cash used in investing
           activities                      (21,384)       (8,928)      (1,951)           --        (32,263)
                                        ----------   -----------   ----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock         117            --           --            --            117
Payment of deferred
    loan costs                                (177)           --           --            --           (177)
                                        ----------   -----------   ----------   -----------   ------------
        Net cash used in
            financing activities               (60)           --           --            --            (60)
                                        ----------   -----------   ----------   -----------   ------------
Net decrease in cash and cash
    equivalents                            (17,358)       (9,167)      (2,139)           --        (28,664)
CASH AND CASH EQUIVALENTS,
    beginning of period                     22,692        11,848        5,570            --         40,110
                                        ----------   -----------   ----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
    end of period                       $    5,334   $     2,681   $    3,431   $        --   $     11,446
                                        ==========   ===========   ==========   ===========   ============

-----------------------------------------------------------------------------------------------------------

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

(3) SEGMENT INFORMATION

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

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

Information concerning revenue, gross profit and assets by business segment was as follows (in thousands):

                                                           FOR THE QUARTER ENDED MARCH 31,
                                                           -------------------------------------
                                                                1999                1998
                                                           ---------------     ---------------
Revenue
             Core PEO                                         $   142,090          $  123,216
             US Xpress                                                 --              45,913
             LPC                                                   25,360              23,209
             TEAM                                                  31,459              27,551
             Stand-Alone                                               --               1,041
                                                           ---------------     ---------------
             Consolidated Total                                   198,909             220,930
                                                           ---------------     ---------------
Gross Profit
             Core PEO                                               5,222               6,254
             US Xpress                                                 --                 485
             LPC                                                    2,029               2,423
             TEAM                                                     485                 487
             Stand-Alone                                               --                (183)
                                                           ---------------     ---------------
             Total                                                  7,736               9,466

Selling, General And Administrative Expense                         7,513               7,771
Depreciation And Amortization                                       1,667               1,286
                                                           ---------------     ---------------
Income (Loss) From Operations                                      (1,444)                409
                                                           ---------------     ---------------
Other Income/(Expense)
             Interest income                                          244                 770
             Interest expense                                      (2,286)             (2,120)
             Other                                                     24                   3
                                                           ---------------     ---------------

Loss Before Provision For Income Taxes                             (3,462)               (938)

Income Tax Benefit                                                     --                 (33)

                                                           ---------------     ---------------

Net Loss                                                       $   (3,462)               (905)
                                                           ===============     ===============
Depreciation And Amortization
             Core PEO                                            $  1,386          $      484
             LPC                                                      246                 223
             TEAM                                                      35                  35
             Stand-Alone                                               --                 544
                                                           ---------------     ---------------
             Consolidated Total                                  $  1,667            $  1,286
                                                           ===============     ===============
Total Assets
             Core PEO                                           $ 127,662           $ 108,542
             LPC                                                   33,526              34,796
             TEAM                                                  11,064              14,202
             Stand-Alone                                               --              47,263
                                                           ---------------     ---------------
             Consolidated Total                                 $ 172,252           $ 204,803
                                                           ===============     ===============

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

(4)  CONTINGENCIES:

The Company has received a letter from the Arizona Department of Economic Security indicating that the Company has been assigned a higher state unemployment tax rate for calendar year 1994 than the Company believes it is entitled. In consultation with legal counsel the Company believes that based on Arizona Revised Statutes it is entitled to the lower rate. If it was ultimately determined that the higher rate applies, the Company would owe $500,000 (before interest and the income tax effect) more than is reflected in the Company's financial statements. As of March 31, 1999, the compounded interest totaled approximately $265,000.

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

As previously reported, the Company and certain of its present and former directors and executive officers were named as defendants in securities class action litigation filed between March 1997 and May 1997. In November 1998, the Company entered into a settlement agreement calling for the claims against the Company and all other defendants to be dismissed with prejudice without presumption or admission of any liability or wrongdoing. Final terms of the settlement call for payment to the plaintiffs of $13.8 million in cash and $1.2 million in shares of the Company's Common Stock. A substantial majority of both the cash portion of the settlement and litigation-related expenses have been paid by the Company's directors and officers' insurance carriers. The Court approved the settlement agreement on March 11, 1999. The number of shares of Common Stock to be issued in connection with the settlement has been determined to be 1,198,801 shares, of which 347,652 shares have been issued as of May 13, 1999. The balance of the shares will be issued upon receipt of appropriate instructions from plaintiffs' counsel.

The Company was named as a defendant in an action filed by Ladenburg Thalmann & Co., Inc. in the United States District Court, Southern District of New York in May 1997 alleging breach of contract under certain stock warrants. The plaintiff sought damages of at least $2.5 million. In March 1999, the Court granted the Company's motion for summary judgment and dismissed the plaintiff's case. The plaintiff has commenced an appeal process.

Subsequent to March 31, 1999, the Company's primary bank asked it to maintain collateral at the bank for the various transactions, such as payroll checks, tax payments, and other transactions conducted through the bank in the ordinary course of the Company's business. The Company has agreed to maintain a deposit of $5 million as collateral.

An arbitration panel awarded HDVT, Inc. (the seller of certain assets acquired by the Company from Employers Trust in February 1997) a total of $10.4 million in additional acquisition purchase price in February 1999. HDVT's motion to confirm the award was granted in Superior Court, Maricopa County, Arizona in April 1999. The Company is appealing the lower court decision to confirm the arbitration award and has posted an appeal bond in the amount of $7.5 million, and the funds on deposit with the Company's primary bank described above are additional security for the appeal bond. The Company also is pursuing other available remedies, including seeking a significant reduction of the purchase

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

price pursuant to a provision of the purchase agreement relating to the determination of certain workers' compensation expense items. The Company has been advised that HDVT will seek additional purchase price of approximately $1 million under this same provision of the purchase agreement, though the Company does not expect any additional purchase price to become due thereby. At the time of final resolution, the payment will be accounted for as an acquisition cost and will be amortized over the remaining term of 13 years of the acquisition's original 15-year amortization schedule.

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

As previously reported in the Company's 1998 Report on Form 10-K, the Company was named as a defendant in an action filed by an employee in February 1999 in Superior Court, Maricopa County, Arizona alleging breach of contract with respect to certain payments claimed to be owing during and after his employment with the Company. The action has been dismissed with prejudice pursuant to a settlement agreement whereby the Company provided a cash payment of $373,333 to the plaintiff. The Company also entered into a three-year arrangement under which sales and marketing services will be provided by the plaintiff on an independent contractor basis. The 10-K also reported that a director of the Company had agreed to indemnify the Company personally for amounts paid by the Company to the employee in connection with this matter, if any. The Company has been advised by the director that he believes that his indemnification agreement does not extend to the settlement agreement terms agreed to by the Company. The Company currently is evaluating its options regarding this matter.

International Color Services, L.L.C. filed for arbitration in December 1998 alleging breach of contract regarding fee issues under the PEO service agreement between the parties. The Company has filed a complaint in Superior Court, Maricopa County, Arizona in January 1999 seeking a declaratory judgment that the dispute is not subject to arbitration. Plaintiff has filed a motion to compel arbitration and a counterclaim seeking damages of over $400,000 plus attorneys fees and costs and unspecified punitive damages. The Company intends to contest the claim vigorously.

From time to time, the Company is named as a defendant in lawsuits in the ordinary course of business. These lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere herein and in the Company's Report on Form 10-K for the year ended December 31, 1998. Historical results are not necessarily indicative of trends in operating results for any future period.

Except for the historical information contained herein, the discussion in this Form 10-Q contains or may contain forward-looking statements (which include statements in the future tense and statements using the terms "believe," "anticipate," "expect," "intend" or similar terms) that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Management's Discussion and Analysis (particularly in "Outlook: Issues and Risks") in addition to those discussed in "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Report on Form 10-K for the year ended December 31, 1998, as well as those factors discussed elsewhere herein or in any document incorporated herein by reference.

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

Workers' compensation liabilities are fully insured under a guaranteed cost policy, subject to limited exceptions described below. Accordingly, workers' compensation expense includes premiums paid to the Company's third party insurance carriers for workers' compensation insurance. Workers' compensation expense also includes the cost of a defined portfolio of stand-alone policies in place at December 31, 1997 which expired at various dates during 1998 and as to which the Company retains liability of $250,000 per occurrence plus fees as described above; and costs under the Company's self-insurance program in Ohio, with respect to which the Company retains liability of $50,000 per occurrence.

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

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

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS--QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998
--------------------------------------------------------------------------------------------
                                                                    Percent
(In thousands of dollars)                              1999         Change              1998
--------------------------------------------------------------------------------------------
Revenues                                          $ 198,909            (10%)       $ 220,930
Cost of revenues                                    191,173            (10%)         211,464
Gross profit                                          7,736            (18%)           9,466
Selling, general and administrative                   7,513             (3%)           7,771
Depreciation and amortization                         1,667             30%            1,286
Interest income                                         244            (68%)             770
Interest expense                                      2,286              8%            2,120
Net loss                                             (3,462)          (283%)            (905)

--------------------------------------------------------------------------------------------

REVENUES

Revenues decreased to $198.9 million for the quarter ended March 31, 1999 from $220.9 million for the quarter ended March 31, 1998, a decrease of 10%. The primary contributing factor to the decline in first quarter 1999 revenue was the loss of US Xpress Enterprises, Inc. (US Xpress) as a major customer, which contributed $45.9 million to the first quarter 1998 revenue. Growth from internal sales and acquisitions during the first quarter of 1999 was also less than that achieved during the first quarter of 1998, primarily as a result of factors such as increased attrition of clients and competitive pressures in the PEO and workers' compensation industries. Further, the Company transitioned operations from two operations centers in Angola, Indiana and Framingham, Massachusetts to Phoenix during the third and fourth quarters of 1998 which has had a negative impact on internal sales. While the Company expects that these steps will improve customer service, retention, and support internal sales growth in the long run, there can be no assurance that this will be the case. The number of worksite employees decreased to approximately 38,500 covering approximately 2,090 client companies at March 31, 1999 from approximately 46,400 covering 1,800 client companies at March 31, 1998.

COST OF REVENUES

Cost of revenues decreased 10% to $191.2 million in the quarter ended March 31, 1999 from $211.5 million for the quarter ended March 31, 1998. This decrease is primarily due to the decrease in the Company's business as described above.

GROSS PROFIT

The Company's gross profit margin decreased from 4.3% in the quarter ended March 31, 1998 to 3.9% in the quarter ended March 31, 1999. Gross profit margin in the first quarter of 1998 benefited by a reduction of the Company's effective unemployment insurance tax rate and the switch to a guaranteed cost workers' compensation program, while the first quarter of 1999 was adversely affected by 1999 price increases experienced under the guaranteed cost workers' compensation program as a result of switching to a new insurance carrier. Additionally, the proportion of gross profit related to TEAM Services revenues, which have lower margins, increased in the period ended March 31, 1999 relative to the same period in 1998.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the quarter ended March 31, 1999 decreased by approximately $258,000 to $7.5 million, or 3%, from $7.8 million for the quarter ended March 31, 1998. Selling, general and administrative expenses in 1999 include the positive effects of various cost reduction initiatives completed during the third and fourth quarters of 1998, as well as other cost reductions implemented during the first quarter of 1999. Such initiatives include improved systems utilization and economies of scale achieved within the Company's operations. Selling, general and administrative expenses incurred in the ordinary course of business are expected to increase to meet the needs of new business, but the proportion of the rate of growth relative to the rate of growth in gross revenue is expected to decline, primarily as a result of the improved efficiencies and economies of scale referred to above.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization represents depreciation of property and equipment and amortization of organizational costs, customer lists and goodwill. For the quarter ended March 31, 1999, depreciation and amortization

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

expense totaled $1.7 million compared to $1.3 million for the quarter ended March 31, 1998. The increase was due primarily to goodwill amortization resulting from acquisitions in 1998. Goodwill amortization of these acquisitions was recognized from the date of acquisition.

INTEREST

Interest expense for the quarter ended March 31, 1999 totaled $2.3 million compared to $2.1 million for the quarter ended March 31, 1998. The increase in interest expense is primarily due to interest on the HDVT arbitration award. For the quarter ended March 31, 1999 interest income totaled $244,000 compared to $770,000 for the quarter ended March 31, 1998. The decrease in interest income is primarily due to the reduction in the balance of cash and investments.

EFFECTIVE TAX RATE

The Company's effective tax rate provides for federal and state income taxes. As of March 31, 1999, the Company has incurred losses in excess of what can be carried back and applied against prior years' income to generate federal income tax refunds. The remaining net operating loss will be available for carry-forward benefit only to the extent of any subsequently generated taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company defines liquidity as the ability to mobilize cash to meet operating, capital and acquisition financing needs. The Company's primary use of cash in the quarter ended March 31, 1999 was for operating activities and the reduction in bank overdrafts. The Company's liquidity position was materially reduced due to the use of cash during the quarter and subsequent commitments of cash. The subsequent commitments result primarily from developments in litigation with HDTV, Inc. over the purchase price payable for the Company's February 1997 acquisition of assets from Employers' Trust, including the need to post collateral for an appeal bond earlier than anticipated and prior to the anticipated receipt of a significant federal income tax refund (see discussion below). While the Company believes it has sufficient liquidity resources to meet anticipated cash needs in accordance with its plan, it may not have sufficient liquidity to meet unanticipated or unplanned cash needs.

Cash used in operating activities was $7.0 million during the first quarter of 1999 compared to cash provided by operations of $3.7 million during the first quarter of 1998. Cash was primarily used during the first quarter of 1999 for payroll tax payments and prepaid workers' compensation premium expenses under the Company's guaranteed cost policy. Operating cash flows are derived from customers for full PEO services rendered by the Company. Payments from PEO customers typically are received on or within a few days of the date on which payroll checks are delivered to customers, and cover the cost of the payroll, payroll taxes, insurance, other benefit costs and the Company's administration fee. The Company's TEAM Services and LPC operations extend credit terms generally from 15 to 45 days as is customary in their respective market segments. If the Company expands in these market segments or enters into new market segments, or extends credit terms to additional clients, its working capital requirements may increase. Included in other assets is a receivable of approximately $1.4 million from a single stand-alone client as to which disputes have risen. The Company has initiated litigation against the former client seeking, among other remedies, collection of the receivable. While the Company believes that it will prevail in the litigation, there can be no assurance that this will be the case and an adverse outcome could result in the write-off of all or a substantial portion of the receivable.

Cash used in investing activities was $1.4 million and $32.3 million in the three months ended March 31, 1999 and 1998, respectively. Included in investing activities in 1999 is $1.0 million of cash representing the Company's investment in a certificate of deposit to secure a letter of credit issued on behalf of the Company during the first quarter of 1999. The Company used $30.9 million of cash in its investment in marketable securities during the first quarter of 1998. Future acquisitions are not expected to be a significant use of cash. However, cash purchase price payments remain due in the acquisition of Employers' Trust.

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

These may be in addition to the arbitration award of $10.4 million to HDTV, the seller of the Employers' Trust assets, discussed below. The amounts of the payments are based on the terms of the applicable purchase agreements and have not yet been determined. For the quarter ended March 31, 1999 and 1998, capital expenditures were $19,000 and $1.2 million, respectively. Capital expenditures in 1998 consisted primarily of computer equipment to enhance the Company's ability to support the Company's increased client base and the centralization of payroll processing and accounting systems. Although the Company continuously reviews its capital expenditure needs, management expects that 1999 capital expenditures will continue in order to meet the needs of the Company's base of worksite employees.

Cash used in financing activities was $13.7 million for the three months ended March 31, 1999 compared to $60,000 for the same period in 1998. The increase was primarily due to the reduction in bank overdrafts.

At March 31, 1999 and December 31, 1998, the Company had working capital of $19.6 million and $31.7 million, respectively.

Subsequent to March 31, 1999, the Company's primary bank asked it to maintain collateral at the bank for the various transactions, such as payroll checks, tax payments, and other transactions conducted through the bank in the ordinary course of the Company's business. The Company has agreed to maintain a deposit of $5 million as collateral. The Company also has deposited $7.5 million to collateralize an appeal bond as part of the appeal process in the HDVT arbitration. The funds on deposit with the Company's primary bank described in the preceding sentence are additional security for the appeal bond. The Company also made its scheduled $4.2 million interest payment in April on its notes. These items have materially reduced the Company's liquidity position, and the Company may not be able to meet unanticipated cash needs. The Company is reviewing various financing strategies, and sources of liquidity, including negotiating the return of all or a substantial portion of the $1 million invested in IPEO in January 1999. The Company has also filed its 1998 consolidated federal income tax return and anticipates receiving a refund in an aggregate amount of approximately $4.5 million. While there can be no assurance, the Company anticipates it will receive the refund in June 1999. There can be no assurance that these strategies can be developed or implemented successfully on a timely basis. See "Outlook: Issues and Risks" below and, in particular, "Future Capital and Liquidity Needs; Uncertainty of Additional Financing;"
Substantial Leverage;" and "Litigation and Other Contingencies" and "Credit Risks."

OUTLOOK:  ISSUES AND RISKS

The following issues and risks, among others (including those discussed elsewhere herein), should also be considered in evaluating the Company's outlook.

FUTURE CAPITAL AND LIQUIDITY NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

The Company currently anticipates that its available cash resources combined with anticipated funds from operations will be sufficient to meet its presently anticipated working capital and capital expenditures requirements under its 1999 operating plan, though the Company's liquidity position recently was reduced materially as a result of providing certain collateral to its primary bank and posting an appeal bond in the HDVT arbitration matter. See "Liquidity and Capital Resources." The Company's liquidity could be affected by the litigation discussed elsewhere herein. In the event the Company's cash needs are greater than expected, it will need additional souces of liquidity. The Company will need to raise additional funds through public or private debt or equity financing if the revenue and cash flow elements of its 1999 operating plan are not met, to take advantage of unanticipated opportunities, to respond to unanticipated competitive pressures or adverse outcomes associated with litigation or other claims, or to deal with unanticipated cash requirements, such as material customer payment defaults. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current shareholders of the Company will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's business, operating results, financial condition and ability to operate will be materially adversely affected.

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

SUBSTANTIAL LEVERAGE

The Company has incurred significant debt primarily in connection with its expansion through acquisitions and its October 1997 issuance of its 10% Senior Notes due 2004. As of March 31, 1999, the Company had outstanding senior indebtedness of approximately $85 million and stockholders' equity of approximately $12 million, respectively.

The Company's ability to make scheduled principal payments in respect of, or to pay the interest on, or to refinance, any of its indebtedness (including the Notes) will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors beyond its control. Based upon the Company's current level of operations, management believes that cash flow from operations and other available cash will be adequate to meet the Company's anticipated future requirements for working capital expenditures, scheduled lease payments and scheduled payments of interest on its indebtedness, including the Notes, for the foreseeable future. However, the Company may not have sufficient liquidity to deal with unanticipated cash needs. Also, the Company may need to refinance all or a portion of the principal of the Notes at or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated growth will occur or that funds will be available from other sources or otherwise in an amount sufficient to enable the Company to service or refinance its indebtedness, including the Notes, or make anticipated capital expenditures and lease payments. In addition, there can be no assurance that the Company will be able to effect any such refinancing (or any equity financing) on commercially reasonable terms. Also, the Company is facing several matters in litigation or arbitration as discussed elsewhere herein, as well as litigation incidental to its business. The Company's liquidity position could be materially adversely affected depending on the outcome of these matters. See "Litigation and Other Contingencies" and "Liquidity and Capital Resources."

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

LITIGATION AND OTHER CONTINGENCIES

While certain significant litigation matters have been resolved recently, including the settlement of a major securities class action brought against the Company and certain of its officers and directors in March 1997, other significant matters remain unresolved. For example, the Company is appealing a $10.4 million arbitration award obtained by HDVT, Inc. (the seller of assets acquired by the Company from Employers Trust in February 1997) against the Company in February 1999; the award was confirmed in April 1999. A separate arbitration is scheduled for May 1999 to resolve a claim against the Company by its former client, US Xpress, for approximately $3 million in unpaid medical claims and to resolve a counterclaim by the Company against US Xpress for damages resulting from misrepresentations made by it at the time of contract formation with respect to US Xpress's medical cost history. The State of Ohio has assessed sales and use taxes of approximately $5.2 million against the Company that the Company believes have been assessed erroneously and is contesting vigorously. The Company faces other claims relating to prior contractual relationships and other matters. While the Company will continue to seek vigorously to resolve these matters favorably, there can be no assurance that the outcome of these matters, or any of them, will not have a material adverse effect upon the Company's results of operations or financial position.

RESTRUCTURING AND COST-REDUCTION PLAN; EFFECT ON CLIENT RETENTION

In 1998, the Company completed a restructuring and cost-reduction plan primarily involving the closing of remote payroll processing centers and other offices and various other expense reduction strategies. Back office functions were consolidated at the Company's corporate headquarters. While the Company believes that completion of the plan will result in long-term improvements in its operational and customer service capabilities (in addition to significant operating expense reductions), the plan resulted in increases in client attrition and decreases in internal sales due primarily to short-term disruptions in client service. While the Company has recently taken measures to improve customer service and reduce attrition, there can be no assurance that the effectiveness of these measures can be maintained.

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

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

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

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

By way of example, a group of employees filed suit against the Company in 1998 alleging that they were employees of the Company and that they had not been paid certain wages. The maximum amount claimed could have exceeded $500,000. The Company does not believe that it has any liability to the plaintiffs based on the facts of the case and successfully obtained a dismissal of the suit. Plaintiffs have commenced an appeal process.,

In addition, the Company competes in several market segments in which PEOs typically advance wages, benefit costs and payroll taxes to their clients. The Company intends to continue this practice despite the potentially greater credit risk posed by such practices. The Company conducts a limited credit review before accepting new clients. However, the nature of the Company's business and pricing margins is such that a small number of client credit failures could have an adverse effect on its business and financial performance.

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

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

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

ADEQUACY OF LOSS RESERVES

The Company obtained fully-insured guaranteed cost workers' compensation coverage effective January 1, 1998, thereby eliminating, with certain exceptions, the Company's risk retention on workers' compensation claims arising after that date. The Company retained risk up to $250,000 per occurrence with respect to a defined portfolio of stand-alone policies, which expired at various dates during 1998. The Company also retained risk up to $50,000 per occurrence for claims under Ohio's monopolistic workers' compensation structure, with an aggregate liability limitation.

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

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

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

ISSUANCE OF ADDITIONAL SHARES

As discussed elsewhere herein, the Company anticipates issuing additional shares of its Common Stock during 1999 (1) in connection with the settlement of the securities class action litigation (see Item Part II, Item 1 - "Legal Proceedings"); (2) in payment of the purchase price for the June 1996 acquisition of TEAM Services and (3) in payment of the remaining purchase price for the September 1997 ERC acquisition. The Company also is obligated to issue certain additional shares of Common Stock (or pay additional cash, in its discretion) in connection with the December 1998 acquisition of Fidelity Resources Corp. if the price of the Company's Common Stock is less than $4 per share during approximately November 1999, subject to certain conditions. The numbers of shares to be issued in connection with the class action settlement, TEAM purchase price and (should the Company elect to make payment in the form of shares of Common Stock) supplemental Fidelity purchase price varies in proportion to the Nasdaq trading price of the Common Stock (i.e. the number of shares increases to the extent the Nasdaq trading price decreases, and vice versa).

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

At March 31, 1999, the inventory, priority assessment and internal compliance assessment phases are substantially completed except for elements of the operations of the Company's LPC subsidiary. The Company intends to substantially complete those phases for LPC by mid-year. Prioritization of items is assigned based on the level of disruption to Company operations and client service that would result from noncompliance. While Year 2000 issues present significant risks for the Company due to the nature of its business, no significant noncompliance issues were identified during these phases, though there can be no assurance that such issues will not be identified in the future. Due in part to the Company's relatively short operating history, the Company operates only one so-called "legacy" system, limiting its exposure to certain Year 2000 issues.

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

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

The Company has commenced the testing phase of its Year 2000 plan. The Company intends to test its systems for accuracy through the use of test data on a wide variety of the Company's normal operating transactions under various date conditions. The testing phase is approximately 70% complete. The Company is reviewing software products to assist it in completing the testing phase on an automated basis. The Company believes that these tests can be completed in sufficient time to permit required modifications, if any, to be made on a timely basis.

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

The Company has begun, but not yet completed, an analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and key third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not yet been finalized for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning mid-year.

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

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As previously reported, the Company and certain of its present and former directors and executive officers were named as defendants in securities class action litigation filed between March 1997 and May 1997. In November 1998, the Company entered into a settlement agreement calling for the claims against the Company and all other defendants to be dismissed with prejudice without presumption or admission of any liability or wrongdoing. Final terms of the settlement call for payment to the plaintiffs of $13.8 million in cash and $1.2 million in shares of the Company's Common Stock. A substantial majority of both the cash portion of the settlement and litigation-related expenses have been paid by the Company's directors and officers' insurance carriers. The Court approved the settlement agreement on March 11, 1999. The number of shares of Common Stock to be issued in connection with the settlement has been determined to be 1,198,801 shares, of which 347,652 shares have been issued as of May 13, 1999. The balance of the shares will be issued upon receipt of appropriate instructions from plaintiffs' counsel.

The Company was named as a defendant in an action filed by Ladenburg Thalmann & Co., Inc. in the United States District Court, Southern District of New York in May 1997 alleging breach of contract under certain stock warrants. The plaintiff sought damages of at least $2.5 million. In March 1999, the Court granted the Company's motion for summary judgment and dismissed the plaintiff's case. The plaintiff has commenced an appeal process.

An arbitration panel awarded HDVT, Inc. (the seller of certain assets acquired by the Company from Employers Trust in February 1997) a total of $10.4 million in additional acquisition purchase price in February 1999. HDVT's motion to confirm the award was granted in Superior Court, Maricopa County, Arizona in April 1999. The Company is appealing the lower court decision to confirm the arbitration award and has posted an appeal bond in the amount of $7.5 million. The Company also is pursuing other available remedies, including seeking a significant reduction of the purchase price pursuant to a provision of the purchase agreement relating to the determination of certain workers' compensation expense items. The Company has been advised that HDVT will seek additional purchase price of approximately $1 million under this same provision of the purchase agreement, though the Company does not expect any additional purchase price to become due thereby. At the time of final resolution, the payment will be accounted for as an acquisition cost and will be amortized over the remaining term of 13 years of the acquisition's original 15-year amortization schedule.

As previously reported in the Company's 1998 Report on Form 10-K, the Company was named as a defendant in an action filed by Bertram Danzig in February 1999 in Superior Court, Maricopa County, Arizona alleging breach of contract with respect to certain payments claimed to be owing during and after his employment with the Company. The action has been dismissed with prejudice pursuant to a settlement agreement whereby the Company provided a cash payment of $373,333 to the plaintiff. The Company also entered into a three-year arrangement under which sales and marketing services will be provided by the plaintiff on an independent contractor basis. The 10-K also reported that a director of the Company had agreed to indemnify the Company personally for amounts paid by the Company to Mr. Danzig in connection with this matter, if any. The Company has been advised by the director, Marvin D. Brody, that he believes that his indemnification agreement does not extend to the settlement agreement terms agreed to by the Company. The Company currently is evaluating its options regarding this matter.

From time to time, the Company is named as a defendant in lawsuits in the ordinary course of business. See PartI, Item 2 - "Management's Discussion and Analysis - Outlook: Issues and Risks - Uncertainty of Extent of PEO's Liability; Government Regulation of PEOs; Credit Risks."

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit
         Number            Description
         ------            -----------------------------------------------------

         27                Financial Data Schedule


(b)      REPORTS ON FORM 8-K.

         Not applicable.

EMPLOYEE SOLUTIONS, INC.                                          MARCH 31, 1999
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EMPLOYEE SOLUTIONS, INC.



Date: May 17, 1999                      /s/ Quentin P. Smith, Jr.
      --------------                    ----------------------------------------
                                            Quentin P. Smith, Jr.
                                            Chief Executive Officer




                                        /s/ John V. Prince
                                        ----------------------------------------
                                            John V. Prince
                                            Chief Financial Officer