Form 10-Q
period 1999-06-30
EMPLOYEE SOLUTIONS INC
filed 1999-08-16
CIK 904897

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _________________

                        Commission file number: 000-22600

                            EMPLOYEE SOLUTIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Arizona                                              86-0676898
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                 6225 North 24th Street, Phoenix, Arizona 85016
                 ----------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (602) 955-5556

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class:                  Name of each exchange on which registered:
--------------------                  ------------------------------------------
      None                                               N/A

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(G)
                                   of the Act:

                            No Par Value Common Stock
   Rights to Purchase Shares of Series A Junior Participating Preferred Stock
   --------------------------------------------------------------------------
                                (Title of Class)

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

                               Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 34,008,433 Common shares, no par value were outstanding as of August 13, 1999.

                            EMPLOYEE SOLUTIONS, INC.

                                    FORM 10-Q

               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1999

                                      INDEX

                                                                           Page
PART I. Financial Information                                             Number
                                                                          ------
     Item 1. Financial Statements

               Consolidated Balance Sheets - June 30, 1999 and
               December 31, 1998                                             2

               Consolidated Statements of Operations for the
               Quarters and Six Months Ended June 30, 1999 and 1998          3

               Consolidated Statement of Changes in Stockholders'
               Equity for the Six Months Ended June 30, 1999                 4

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1999 and 1998                       5

               Notes to Consolidated Financial Statements                    7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      23

     Item 3. Quantitative and Qualitative Disclosure About Market Risk      33

PART II. Other Information

     Item 1. Legal Proceedings                                              34

     Item 4. Submission of Matters to a Vote of Security Holders            35

     Item 5. Other Matters                                                  35

     Item 6. Exhibits and Reports on Form 8-K                               36

Signatures                                                                  37

ITEM 1. FINANCIAL STATEMENTS

                            EMPLOYEE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                         June 30,   December 31,
(In thousands of dollars, except share data)              1999         1998
                                                        ---------    ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                               $  14,166    $  39,287
Investments and marketable securities                       1,488        9,997
Restricted cash and investments                             1,000        1,088
Accounts receivable, net                                   47,651       38,742
Receivables from insurance companies                        6,696        6,704
Prepaid expenses and deposits                               5,125        2,303
Income taxes receivable                                        --        5,040
Deferred income taxes                                         862          811
                                                        ---------    ---------
    Total current assets                                   76,988      103,972

Property and equipment, net                                 4,028        4,543
Deferred income taxes                                          58           60
Goodwill and other assets, net                             73,869       66,530
                                                        ---------    ---------
    Total assets                                        $ 154,943    $ 175,105
                                                        =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft                                          $      --    $  13,727
Accrued salaries, wages and payroll taxes                  29,048       28,719
Accounts payable                                            6,375        5,898
Accrued workers' compensation and health insurance          8,053        9,617
Income taxes payable                                          102          751
Other accrued expenses                                     11,664       13,595
                                                        ---------    ---------
    Total current liabilities                              55,242       72,307
                                                        ---------    ---------
Deferred income taxes                                         920          871
                                                        ---------    ---------
Long-term debt                                             85,000       85,000
                                                        ---------    ---------
Other long-term liabilities                                 3,211        1,211
                                                        ---------    ---------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock, nonvoting,
  no par value, 10,000,000 shares authorized,
  no shares issued and outstanding                             --           --
Common stock, no par value, 75,000,000 shares
  authorized, 33,308,433 shares issued and
  outstanding June 30, 1999, and 32,419,595 shares
  issued and outstanding December 31, 1998                 36,703       35,800
Common stock to be issued                                     851           --
Accumulated deficit                                       (26,982)     (20,085)
Cumulative unrealized gain (loss) on investment
  securities                                                   (2)           1
                                                        ---------    ---------
    Total stockholders' equity                             10,570       15,716
                                                        ---------    ---------
    Total liabilities and stockholders' equity          $ 154,943    $ 175,105
                                                        =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Quarter ended June 30,        Six months ended June 30,
(In thousands of dollars, except                   ----------------------------    ----------------------------
share and per share data)                              1999            1998            1999            1998
                                                   ------------    ------------    ------------    ------------
Revenues                                           $    206,088    $    254,399    $    404,998    $    475,329
                                                   ------------    ------------    ------------    ------------
Cost of revenues:
  Salaries and wages of worksite employees              172,574         213,057         338,268         393,741
  Healthcare and workers' compensation                   11,265          15,639          21,817          29,906
  Payroll and employment taxes                           13,674          17,232          28,601          33,745
                                                   ------------    ------------    ------------    ------------
    Cost of revenues                                    197,513         245,928         388,686         457,392
                                                   ------------    ------------    ------------    ------------
Gross profit                                              8,575           8,471          16,312          17,937

Selling, general and administrative expenses              8,872          12,340          16,384          20,111
Depreciation and amortization                             1,673           1,544           3,340           2,830
                                                   ------------    ------------    ------------    ------------
    Loss from operations                                 (1,970)         (5,413)         (3,412)         (5,004)

Other income (expense):
  Interest income                                           523             376             767           1,146
  Interest expense                                       (2,002)         (2,152)         (4,288)         (4,272)
  Other                                                      13               2              36               5
                                                   ------------    ------------    ------------    ------------
Loss before benefit for income taxes                     (3,436)         (7,187)         (6,897)         (8,125)

Income tax benefit                                           --          (1,465)             --          (1,498)
                                                   ------------    ------------    ------------    ------------
    Net loss                                       $     (3,436)   $     (5,722)   $     (6,897)   $     (6,627)
                                                   ============    ============    ============    ============
Net loss per common and common equivalent share:
    Basic                                          $       (.10)   $       (.18)   $       (.21)   $       (.21)
    Diluted                                        $       (.10)   $       (.18)   $       (.21)   $       (.21)

Weighted average number of common and
  common equivalent shares outstanding:
    Basic                                            33,266,969      31,766,725      32,846,452      31,734,062
                                                   ============    ============    ============    ============
    Diluted                                          33,266,969      31,766,725      32,846,452      31,734,062
                                                   ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999

                                                                  Common    Unrealized      Total      Comprehensive
(In thousands of dollars,                  Common   Accumulated  Stock To     Gain on    Stockholders'     Income
except share data)                         Stock      Deficit    Be Issued  Investments     Equity         (Loss)
                                          --------    --------    --------   --------      --------       --------
BALANCE, December 31, 1998                $ 35,800    $(20,085)   $     --   $      1      $ 15,716       $     --

Issuance of 1,668 shares of common
  stock in connection with exercise of
  common stock options                           3          --          --         --             3             --
Issuance of 895,020 shares of common
  stock in connection with settlement of
  litigation                                   900          --          --         --           900             --
To be issued 851,149 shares of common
  stock in connection with settlement of
  shareholder litigation                        --          --         851         --           851             --
Change in unrealized net gains,
  net of applicable taxes                       --          --          --         (3)           (3)            (3)
Net loss                                        --      (6,897)         --         --        (6,897)        (6,897)
                                          --------    --------    --------   --------      --------       --------
COMPREHENSIVE LOSS                                                                                        $ (6,900)
                                                                                                          ========
BALANCE, JUNE 30, 1999                    $ 36,703    $(26,982)   $    851   $     (2)     $ 10,570
                                          ========    ========   ========    ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six months
                                                             ended June 30,
                                                         ----------------------
(In thousands of dollars)                                  1999         1998
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                             $ 396,089    $ 488,960
Cash paid to suppliers and employees                      (411,531)    (487,622)
Cash paid in loss portfolio transfer                            --      (19,950)
Interest received                                              767        1,146
Interest paid                                               (4,252)      (4,163)
Income taxes refunded (paid), net                            4,391          (43)
                                                         ---------    ---------
  Net cash used in operating activities                    (14,536)     (21,672)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                            (128)      (2,251)
Business acquisitions                                       (5,879)        (796)
Change in investments and marketable securities              8,509      (19,221)
Cash released from restricted cash and investments              88       19,000
Disbursements for deferred costs                                (3)        (633)
                                                         ---------    ---------
  Net cash (used in) provided by investing activities        2,587       (3,901)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred loan costs                                  --         (221)
Proceeds from issuance of common stock                         555          186
Increase (decrease) in bank overdraft                      (13,727)       3,201
                                                         ---------    ---------
  Net cash (used in) provided by financing activities      (13,172)       3,166
                                                         ---------    ---------
Net decrease in cash and cash equivalents                  (25,121)     (22,407)
CASH AND CASH EQUIVALENTS, beginning of period              39,287       40,110
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                 $  14,166    $  17,703
                                                         =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                               Six months
                                                              ended June 30,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
RECONCILIATION OF NET LOSS TO NET CASH
  (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss                                                   $ (6,897)   $ (6,627)
                                                           --------    --------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
NET CASH (USED IN) PROVIDED BY OPERATING
ACTIVITIES:
Depreciation and amortization                                 3,340       2,830
(Increase) decrease in accounts receivable, net              (8,909)     13,631
Decrease (increase) in insurance company receivables              8      (2,560)
Increase in prepaid expenses and deposits                    (2,822)     (1,696)
Decrease in deferred income taxes, net                           --         342
Decrease (increase) in other assets                             518      (1,528)
Increase (decrease) in accrued salaries,
  wages and payroll taxes                                       329      (8,863)
Decrease in accrued workers'
  compensation and health insurance                          (1,564)    (18,695)
Increase in accounts payable                                    477       1,327
Decrease (increase) in income taxes payable/receivable        4,391      (1,883)
(Decrease) increase in other accrued expenses and
  long-term liabilities                                      (3,407)      2,050
                                                           --------    --------
                                                             (7,639)    (15,045)
                                                           --------    --------
    Net cash used in operating activities                  $(14,536)   $(21,672)
                                                           ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF CORPORATION

Employee Solutions, Inc. (together with its subsidiaries, "ESI" or the "Company") is a leading professional employer organization (PEO) providing employers throughout the United States with comprehensive employee payroll, human resources and benefits outsourcing services. The Company's integrated outsourcing services include payroll processing and reporting, human resources administration, employment regulatory compliance management, risk management/workers' compensation services, retirement and health care programs, and other products and services provided directly to worksite employees. At June 30, 1999, ESI serviced approximately 2,000 client companies with approximately 38,100 worksite employees in 48 states.

The Company conducts its business on a national scale across many industries and is not concentrated to any material extent within a single local market or industry, although the transportation industry, at approximately 27%, represents the largest concentration of clients.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. Results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the activities of Employee Solutions, Inc. and its wholly owned subsidiaries from their respective acquisition dates. All acquisitions were accounted for as purchases. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The nature of the Company's business requires significant estimates to be made in the areas of workers' compensation and revenue recognized for retrospectively rated insurance policies. The actual results of these estimates may be unknown for a period of years. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS AND INVESTMENTS AND MARKETABLE SECURITIES

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when purchased. All cash equivalents are invested in high quality investment grade instruments, such as commercial paper, at June 30, 1999 and December 31, 1998, and are stated at fair market value. Substantially all cash and cash equivalents, including restricted cash and investments, are not insured at June 30, 1999.

RESTRICTED CASH AND INVESTMENTS

At June 30, 1999, restricted cash was $1.0 million, which represents a short-term certificate of deposit held for securing a letter of credit.

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

INVESTMENTS AND MARKETABLE SECURITIES

At June 30, 1999, the Company maintained approximately $7.5 million of investments in its cash and cash equivalents and investments and marketable securities accounts. These securities are considered available-for-sale and, accordingly, are recorded at market value. Securities with original maturities of 90 days or less consisted of commercial paper, money market and mutual funds that had an estimated fair value of $6.0 million at June 30 1999. Securities with original maturities greater than 90 days consisted of $450,000 in commercial paper, $900,000 in corporate bonds and $100,000 in certificates of deposit and had an estimated fair value of $1.5 million at June 30, 1999.

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

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The computation of adjusted net loss and weighted average common and common equivalent shares used in the calculation of net loss per common share is as follows:

                                                     Quarter ended June 30,
                                  ------------------------------------------------------------
                                              1999                            1998
(In thousands of dollars, except  ----------------------------    ----------------------------
share and per share data)            Basic           Diluted         Basic          Diluted
                                  ------------    ------------    ------------    ------------
Weighted average of
common shares outstanding           33,266,969      33,266,969      31,766,725      31,766,725

Dilutive effect of options
and warrants outstanding                    --              --              --              --
                                  ------------    ------------    ------------    ------------
Weighted average of
common and common
equivalent shares                   33,266,969      33,266,969      31,766,725      31,766,725
                                  ============    ============    ============    ============

Net loss                          $     (3,436)   $     (3,436)   $     (5,722)   $     (5,722)

Adjustments to net loss                     --              --              --              --
                                  ------------    ------------    ------------    ------------
Adjusted net loss for
purposes of the income per
common share calculation          $     (3,436)   $     (3,436)   $     (5,722)   $     (5,722)
                                  ============    ============    ============    ============
Net loss per common and
common equivalent share           $       (.10)   $       (.10)   $      (0.18)   $      (0.18)
                                  ============    ============    ============    ============

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

                                                    Six months ended June 30,
                                  ------------------------------------------------------------
                                              1999                            1998
(In thousands of dollars, except  ----------------------------    ----------------------------
share and per share data)            Basic          Diluted          Basic          Diluted
                                  ------------    ------------    ------------    ------------
Weighted average of
common shares outstanding           32,846,452      32,846,452      31,734,062      31,734,062

Dilutive effect of options
and warrants outstanding                    --              --              --              --
                                  ------------    ------------    ------------    ------------
Weighted average of
common and common
equivalent shares                   32,846,452      32,846,452      31,734,062      31,734,062
                                  ============    ============    ============    ============

Net loss                          $     (6,897)   $     (6,897)   $     (6,627)   $     (6,627)

Adjustments to net loss                     --              --              --              --
                                  ------------    ------------    ------------    ------------
Adjusted net loss for
purposes of the income per
common share calculation          $     (6,897)   $     (6,897)   $     (6,627)   $     (6,627)
                                  ============    ============    ============    ============
Net loss per common and
common equivalent share           $       (.21)   $       (.21)   $      (0.21)   $      (0.21)
                                  ============    ============    ============    ============

The calculation of weighted average common and common equivalent shares for purposes of calculating the June 30, 1999 diluted earnings per share, excludes approximately 3,406,233 weighted average shares of options, warrants, and contingently issuable shares computed under the treasury stock method, as their effects would be anti-dilutive.

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

The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned current and future subsidiaries. The Company's wholly-owned insurance subsidiary, which is a non-guarantor subsidiary, is subject to certain statutory and contractual restrictions which limit its ability to pay dividends or make loans to the Company or other subsidiaries. The financial statements presented below include the separate or combined financial position as of June 30, 1999 and December 31, 1998; the results of operations for the quarter and six months ended June 30, 1999 and June 30, 1998 and the statements of cash flows for the six months ended June 30, 1999 and June 30, 1998, of Employee Solutions, Inc. (Parent), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors).

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

BALANCE SHEETS

                                                                    June 30, 1999
                                             ------------------------------------------------------------
                                                                         Non-
(In thousands of dollars)                     Parent     Guarantors   Guarantors  Eliminating  Consolidated
                                             ---------    ---------   ---------    ---------    ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                    $   6,234    $   4,081   $   3,851    $      --    $  14,166
Investments and marketable securities            1,488           --          --           --        1,488
Restricted cash and investments                  1,000           --          --           --        1,000
Accounts receivable, net                        15,836       30,696       1,119           --       47,651
Receivables from insurance companies                --           --       6,696           --        6,696
Prepaid expenses and deposits                    4,933          169          23           --        5,125
Income taxes receivable                             --           --          --           --           --
Deferred income taxes                              862           --          --           --          862
Due from affiliates                              7,957        2,644      (6,828)      (3,773)          --
                                             ---------    ---------   ---------    ---------    ---------
    Total current assets                        38,310       37,590       4,861       (3,773)      76,988

Property and equipment, net                      3,761          255          12           --        4,028
Deferred income taxes                               58           --          --           --           58
Goodwill and other assets, net                  42,133       31,472         264           --       73,869
Investment in subsidiaries                      41,572           --          --      (41,572)          --
                                             ---------    ---------   ---------    ---------    ---------
    Total assets                             $ 125,834    $  69,317   $   5,137    $ (45,345)   $ 154,943
                                             =========    =========   =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdrafts                              $      --    $      --   $      --    $      --    $      --
Accrued salaries, wages and payroll taxes        8,489       19,655         904           --       29,048
Accounts payable                                 1,162        1,401       3,812           --        6,375
Accrued workers' compensation
  and health insurance                              56        1,397       6,600           --        8,053
Income taxes payable                               102           --          --           --          102
Other accrued expenses                           8,367        1,009       2,288           --       11,664
Due to affiliates                                9,168       14,710     (20,105)      (3,773)          --
                                             ---------    ---------   ---------    ---------    ---------
    Total current liabilities                   27,344       38,172      (6,501)      (3,773)      55,242
                                             ---------    ---------   ---------    ---------    ---------
Deferred income taxes                              920           --          --           --          920
                                             ---------    ---------   ---------    ---------    ---------
Long-term debt                                  85,000           --          --           --       85,000
                                             ---------    ---------   ---------    ---------    ---------
Other long-term liabilities                      2,000        1,211          --           --        3,211
                                             ---------    ---------   ---------    ---------    ---------
STOCKHOLDERS' EQUITY
Class A convertible preferred stock                 --           --          --           --           --
Common stock, no par value                      36,703        2,622         771       (3,393)      36,703
Common stock to be issued                          851           --          --           --          851
Additional paid in capital                          --       26,342          50      (26,392)          --
(Accumulated deficit) retained earnings        (26,982)         970      10,817      (11,787)     (26,982)
Unrealized gain on
  investment securities                             (2)          --          --           --           (2)
                                             ---------    ---------   ---------    ---------    ---------
Total stockholders' equity                      10,570       29,934      11,638      (41,572)      10,570
                                             ---------    ---------   ---------    ---------    ---------
Total liabilities and stockholders' equity   $ 125,834    $  69,317   $   5,137    $ (45,345)   $ 154,943
                                             =========    =========   =========    =========    =========

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

BALANCE SHEETS

                                                                   December 31, 1998
                                             -------------------------------------------------------------
                                                                         Non-
(In thousands of dollars)                     Parent     Guarantors   Guarantors   Eliminating  Consolidated
                                             ---------    ---------    ---------    ---------    ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                    $   8,176    $  24,503    $   6,608    $      --    $  39,287
Investments and marketable securities            9,997           --           --           --        9,997
Restricted cash and
  investments                                    1,088           --           --           --        1,088
Accounts receivable, net                        15,460       22,495          787           --       38,742
Receivable from insurance
  companies                                         --           --        6,704           --        6,704
Prepaid expenses and deposits                    1,532          753           18           --        2,303
Income taxes receivable                          5,040           --           --           --        5,040
Deferred income taxes                              811           --           --           --          811
Due from affiliates                              7,789        2,711       (6,726)      (3,774)          --
                                             ---------    ---------    ---------    ---------    ---------
    Total current assets                        49,893       50,462        7,391       (3,774)     103,972

Property and equipment, net                      4,213          314           16           --        4,543
Deferred income taxes                               60           --           --           --           60
Goodwill and other assets, net                  34,044       32,208          278           --       66,530
Investment in subsidiaries                      36,005           --           --      (36,005)          --
                                             ---------    ---------    ---------    ---------    ---------
    Total assets                             $ 124,215    $  82,984    $   7,685    $ (39,779)   $ 175,105
                                             =========    =========    =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft                               $     308    $  13,419    $      --    $      --    $  13,727
Accrued salaries, wages and
  payroll taxes                                  5,932       22,167          620           --       28,719
Accounts payable                                 1,584        1,051        3,263           --        5,898
Accrued workers' compensation
  and health insurance                           3,141          618        5,858           --        9,617
Income taxes payable                               751           --           --           --          751
Other accrued expenses                           9,123        2,316        2,156           --       13,595
Due to affiliates                                1,789       16,030      (14,045)      (3,774)          --
                                             ---------    ---------    ---------    ---------    ---------
    Total current liabilities                   22,628       55,601       (2,148)      (3,774)      72,307
                                             ---------    ---------    ---------    ---------    ---------
Deferred income taxes                              871           --           --           --          871
                                             ---------    ---------    ---------    ---------    ---------
Long-term debt                                  85,000           --           --           --       85,000
                                             ---------    ---------    ---------    ---------    ---------
Other long-term liabilities                         --        1,211           --           --        1,211
                                             ---------    ---------    ---------    ---------    ---------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock                 --           --           --           --           --
Common stock, no par value                      35,800        2,622          771       (3,393)      35,800
Additional paid in capital                          --       26,342           50      (26,392)          --
(Accumulated deficit) retained earnings        (20,085)      (2,792)       9,012       (6,220)     (20,085)
Unrealized gain on
  investments                                        1           --           --           --            1
                                             ---------    ---------    ---------    ---------    ---------
Total stockholders' equity                      15,716       26,172        9,833      (36,005)      15,716
                                             ---------    ---------    ---------    ---------    ---------
Total liabilities and stockholders' equity   $ 124,215    $  82,984    $   7,685    $ (39,779)   $ 175,105
                                             =========    =========    =========    =========    =========

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS

                                             For the Quarter Ended June 30, 1999
                                 ------------------------------------------------------------
                                                              Non-
(In thousands of dollars)         Parent     Guarantors   Guarantors  Eliminating  Consolidated
                                 ---------    ---------    ---------   ---------    ---------
Revenues                         $  49,357    $ 150,504    $   6,227   $      --    $ 206,088
                                 ---------    ---------    ---------   ---------    ---------
Cost of revenues:
Salaries and wages of
  worksite employees                41,717      125,861        4,996          --      172,574
Healthcare and workers'
  compensation                       1,507        9,571          187          --       11,265
Payroll and employment taxes         3,135       10,055          484          --       13,674
                                 ---------    ---------    ---------   ---------    ---------
  Cost of revenues                  46,359      145,487        5,667          --      197,513
                                 ---------    ---------    ---------   ---------    ---------
  Gross profit                       2,998        5,017          560          --        8,575

Selling, general and
  administrative expenses            6,285        2,548           39          --        8,872
Depreciation and amortization        1,265          401            7          --        1,673
                                 ---------    ---------    ---------   ---------    ---------
Income (loss) from operations       (4,552)       2,068          514          --       (1,970)

Other income (expense):
Interest income                        219           24          280          --          523
Interest expense                    (1,991)         (11)          --          --       (2,002)
Other income (expense)                  --           13           --          --           13
                                 ---------    ---------    ---------   ---------    ---------
Income (loss) before provision
  for income taxes                  (6,324)       2,094          794          --       (3,436)

Income tax provision (benefit)          --           --           --          --           --
                                 ---------    ---------    ---------   ---------    ---------
                                    (6,324)       2,094          794          --       (3,436)
Income from wholly-owned
  subsidiaries                       2,888           --           --      (2,888)          --
                                 ---------    ---------    ---------   ---------    ---------
Net income (loss)                $  (3,436)   $   2,094    $     794   $  (2,888)   $  (3,436)
                                 =========    =========    =========   =========    =========

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS

                                              For the Quarter Ended June 30, 1998
                                 -------------------------------------------------------------
                                                             Non-
(In thousands of dollars)         Parent     Guarantors   Guarantors   Eliminating  Consolidated
                                 ---------    ---------    ---------    ---------    ---------
Revenues                         $  82,763    $ 162,789    $   9,122    $    (275)   $ 254,399
                                 ---------    ---------    ---------    ---------    ---------
Cost of revenues:
Salaries and wages of
  worksite employees                69,611      134,686        8,760           --      213,057
Healthcare and workers'
  compensation                       4,331       11,433         (125)          --       15,639
Payroll and employment taxes         5,926       10,558          748           --       17,232
                                 ---------    ---------    ---------    ---------    ---------
  Cost of revenues                  79,868      156,677        9,383           --      245,928
                                 ---------    ---------    ---------    ---------    ---------
  Gross profit                       2,895        6,112         (261)        (275)       8,471

Selling, general and
  administrative expenses            8,338        3,971           31           --       12,340
Intercompany selling, general
  and administrative expense           179           67           29         (275)          --
Depreciation and amortization        1,139          396            9           --        1,544
                                 ---------    ---------    ---------    ---------    ---------
Income (loss) from operations       (6,761)       1,678         (330)          --       (5,413)

Other income (expense):
Interest income                        220           23          133           --          376
Interest expense and other          (2,223)          (3)          76           --       (2,150)
                                 ---------    ---------    ---------    ---------    ---------
Income (loss) before provision
  for income taxes                  (8,764)       1,698         (121)          --       (7,187)

Income tax provision (benefit)      (2,207)         810          (68)          --       (1,465)
                                 ---------    ---------    ---------    ---------    ---------
                                    (6,557)         888          (53)          --       (5,722)
Income from wholly-owned
  subsidiaries                         835           --           --         (835)          --
                                 ---------    ---------    ---------    ---------    ---------
Net income (loss)                $  (5,722)   $     888    $     (53)   $    (835)   $  (5,722)
                                 =========    =========    =========    =========    =========

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS

                                             For the Six Months Ended June 30, 1999
                                 -------------------------------------------------------------
                                                              Non-
(In thousands of dollars)         Parent     Guarantors   Guarantors   Eliminating  Consolidated
                                 ---------    ---------    ---------    ---------    ---------
Revenues                         $ 107,202    $ 284,727    $  13,069    $      --    $ 404,998
                                 ---------    ---------    ---------    ---------    ---------
Cost of revenues:
Salaries and wages of
  worksite employees                91,200      236,263       10,805           --      338,268
Healthcare and workers'
  compensation                       3,385       18,771         (339)          --       21,817
Payroll and employment taxes         7,107       20,483        1,011           --       28,601
                                 ---------    ---------    ---------    ---------    ---------
  Cost of revenues                 101,692      275,517       11,477           --      388,686
                                 ---------    ---------    ---------    ---------    ---------
  Gross profit                       5,510        9,210        1,592           --       16,312

Selling, general and
  administrative expenses           11,592        4,711           81           --       16,384
Depreciation and amortization        2,524          802           14           --        3,340
                                 ---------    ---------    ---------    ---------    ---------
Income (loss) from operations       (8,606)       3,697        1,497           --       (3,412)

Other income (expense):
Interest income                        419           40          308           --          767
Interest expense                    (4,277)         (11)          --           --       (4,288)
Other income (expense)                  --           36           --           --           36
                                 ---------    ---------    ---------    ---------    ---------
Income (loss) before provision
  for income taxes                 (12,464)       3,762        1,805           --       (6,897)

Income tax provision (benefit)          --           --           --           --           --
                                 ---------    ---------    ---------    ---------    ---------
                                   (12,464)       3,762        1,805           --       (6,897)
Income from wholly-owned
  subsidiaries                       5,567           --           --       (5,567)          --
                                 ---------    ---------    ---------    ---------    ---------
Net income (loss)                $  (6,897)   $   3,762    $   1,805    $  (5,567)   $  (6,897)
                                 =========    =========    =========    =========    =========

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS

                                           For the Six Months Ended June 30, 1998
                                 ------------------------------------------------------------
                                                             Non-
(In thousands of dollars)         Parent     Guarantors   Guarantors  Eliminating  Consolidated
                                 ---------    ---------    ---------   ---------    ---------
Revenues                         $ 152,430    $ 305,728    $  18,544   $  (1,373)   $ 475,329
                                 ---------    ---------    ---------   ---------    ---------
Cost of revenues:
Salaries and wages of
  worksite employees               125,990      251,915       15,836          --      393,741
Healthcare and workers'
  compensation                       7,986       21,408          512          --       29,906
Payroll and employment taxes        11,972       20,273        1,500          --       33,745
                                 ---------    ---------    ---------   ---------    ---------
  Cost of revenues                 145,948      293,596       17,848          --      457,392
                                 ---------    ---------    ---------   ---------    ---------
  Gross profit                       6,482       12,132          696      (1,373)      17,937

Selling, general and
  administrative expenses           14,449        5,552          110          --       20,111
Intercompany selling, general
  and administrative expense           490          821           62      (1,373)          --
Depreciation and amortization        2,041          776           13          --        2,830
                                 ---------    ---------    ---------   ---------    ---------
Income (loss) from operations      (10,498)       4,983          511          --       (5,004)

Other income (expense):
Interest income                        577           43          526          --        1,146
Interest expense and other          (4,417)          (1)         151          --       (4,267)
                                 ---------    ---------    ---------   ---------    ---------
Income (loss) before provision
  for income taxes                 (14,338)       5,025        1,188          --       (8,125)

Income tax provision (benefit)      (2,779)         927          354          --       (1,498)
                                 ---------    ---------    ---------   ---------    ---------
                                   (11,559)       4,098          834          --       (6,627)
Income from wholly-owned
  subsidiaries                       4,932           --           --      (4,932)          --
                                 ---------    ---------    ---------   ---------    ---------
Net income (loss)                $  (6,627)   $   4,098    $     834   $  (4,932)   $  (6,627)
                                 =========    =========    =========   =========    =========

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS

                                                        For the Six Months Ended June 30, 1999
                                              -----------------------------------------------------------
                                                                        Non-
(In thousands of dollars)                      Parent    Guarantors  Guarantors   Eliminating  Consolidated
                                              --------    --------    --------     --------      --------
RECONCILIATION OF NET LOSS TO
  NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
Net income (loss)                             $ (6,897)   $  3,762    $  1,805     $ (5,567)     $ (6,897)
                                              --------    --------    --------     --------      --------
ADJUSTMENTS TO RECONCILE
  NET LOSS TO NET CASH
  PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
Depreciation and amortization                    2,524         802          14           --         3,340
Increase in accounts
  receivable,  net                                (376)     (8,201)       (332)          --        (8,909)
Decrease in insurance
  company receivable                                --          --           8           --             8
(Increase) decrease in prepaid
  expenses and deposits                         (3,401)        584          (5)          --        (2,822)
Increase in deferred income taxes, net              --          --          --           --            --
Decrease in other assets                           512           3           3           --           518
Increase (decrease)  from inter-
  company transactions                           1,643      (1,252)     (5,958)       5,567            --
Increase (decrease) in accrued salaries,
  wages, and payroll taxes                       2,557      (2,512)        284           --           329
Increase (decrease) in accrued workers'
  compensation and health insurance             (3,085)        779         742           --        (1,564)
Decrease in income taxes payable/receivable      4,391          --          --           --         4,391
Increase (decrease) in accounts payable           (422)        350         549           --           477
(Decrease) increase in other accrued
  expenses and long-term liabilities            (2,232)     (1,307)        132           --        (3,407)
                                              --------    --------    --------     --------      --------
                                                 2,111     (10,754)     (4,563)       5,567        (7,639)
                                              --------    --------    --------     --------      --------
    Net cash used in
      operating activities                      (4,786)     (6,992)     (2,758)          --       (14,536)
                                              --------    --------    --------     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                (118)        (11)          1           --          (128)
Business acquisitions                           (5,879)         --          --           --        (5,879)
Change in investments
  and marketable securities                      8,509          --          --           --         8,509
Cash released from restricted cash and
  investments                                       88          --          --           --            88
Disbursements for deferred costs                    (3)         --          --           --            (3)
                                              --------    --------    --------     --------      --------
    Net cash (used in) provided by
      investing activities                       2,597         (11)          1           --         2,587
                                              --------    --------    --------     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock             555          --          --           --           555
Decrease in bank overdraft                        (308)    (13,419)         --           --       (13,727)
                                              --------    --------    --------     --------      --------
    Net cash (used in) provided by
      financing activities                         247     (13,419)         --           --       (13,172)
                                              --------    --------    --------     --------      --------
Net decrease in cash and cash
  equivalents                                   (1,942)    (20,422)     (2,757)          --       (25,121)
CASH AND CASH EQUIVALENTS,
  beginning of period                            8,176      24,503       6,608           --        39,287
                                              --------    --------    --------     --------      --------
CASH AND CASH EQUIVALENTS,
  end of period                               $  6,234    $  4,081    $  3,851     $     --      $ 14,166
                                              ========    ========    ========     ========      ========

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS

                                                        For the Six Months Ended June 30, 1998
                                              -----------------------------------------------------------
                                                                        Non-
(In thousands of dollars)                      Parent    Guarantors  Guarantors   Eliminating  Consolidated
                                              --------    --------    --------     --------      --------
RECONCILIATION OF NET INCOME TO
  NET CASH (USED IN) PROVIDED
  BY OPERATING ACTIVITIES:
Net income (loss)                             $ (6,627)   $  4,098    $    834     $ (4,932)     $ (6,627)
                                              --------    --------    --------     --------      --------
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
Depreciation and amortization                    2,041         776          13           --         2,830
Decrease (increase) in accounts
  receivable, net                                5,260       8,426         (55)          --        13,631
Decrease (increase) decrease in insurance
  company receivable                                --          96      (2,656)          --        (2,560)
(Increase) decrease in prepaid
  expenses and deposits                         (1,576)       (306)        186           --        (1,696)
Increase in deferred income taxes, net             342          --          --           --           342
(Increase) decrease in other assets             (1,663)        261        (126)          --        (1,528)
Increase (decrease) from inter-
  company transactions                          14,715     (18,362)     (1,285)       4,932            --
(Decrease) increase in accrued salaries,
  wages, and payroll taxes                      (7,834)     (1,179)        150           --        (8,863)
Increase (decrease) in accrued workers'
  compensation and health insurance                167        (712)    (18,150)          --       (18,695)
Increase in income taxes payable/receivable     (1,883)         --          --           --        (1,883)
Increase (decrease) in accounts payable            198       2,072        (943)          --         1,327
(Decrease) increase in other accrued
  expenses and long-term liabilities             2,051      (1,432)      1,431           --         2,050
                                              --------    --------    --------     --------      --------
                                                11,818     (10,360)    (21,435)       4,932      (15,045)
                                              --------    --------    --------     --------      --------
    Net cash provided by (used in)
      operating activities                       5,191      (6,262)    (20,601)          --       (21,672)
                                              --------    --------    --------     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment              (2,122)       (129)         --           --        (2,251)
Business acquisitions                             (430)       (344)        (22)          --          (796)
Change in investments
  and marketable securities                    (19,109)         --      18,888           --          (221)
Disbursements for deferred costs                  (633)         --          --           --          (633)
                                              --------    --------    --------     --------      --------
    Net cash (used in) provided by
      investing activities                     (22,294)       (473)     18,866           --        (3,901)
                                              --------    --------    --------     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock             186          --          --           --           186
Increase in bank overdraft                          --       3,201          --           --         3,201
Payment of deferred
  loan costs                                      (221)         --          --           --          (221)
                                              --------    --------    --------     --------      --------
    Net cash (used in) provided by
      financing activities                         (35)      3,201          --           --         3,166
                                              --------    --------    --------     --------      --------
Net decrease in cash and cash
  equivalents                                  (17,138)     (3,534)     (1,735)          --       (22,407)
CASH AND CASH EQUIVALENTS,
  beginning of period                           22,692      11,848       5,570           --        40,110
                                              --------    --------    --------     --------      --------
CASH AND CASH EQUIVALENTS,
  end of period                               $  5,554    $  8,314    $  3,835     $     --      $ 17,703
                                              ========    ========    ========     ========      ========

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

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

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

Information concerning revenue, gross profit and assets by business segment was as follows (in thousands):

                               QUARTER ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                               ----------------------   ----------------------
                                 1999         1998        1999         1998
                               ---------    ---------   ---------    ---------
Revenue
  Core PEO                     $ 136,085    $ 141,853   $ 278,176    $ 265,069
  US Xpress                           --       50,282          --    $  96,195
  LPC                             28,067       24,888      53,427       48,097
  TEAM                            41,936       36,839      73,395       64,390
  Stand-Alone                         --          537          --    $   1,578
                               ---------    ---------   ---------    ---------
  Consolidated Total             206,088      254,399     404,998      475,329
                               ---------    ---------   ---------    ---------
Gross Profit
  Core PEO                         5,904        6,863      11,127       13,117
  US Xpress                           --         (683)         --         (198)
  LPC                              2,155        1,984       4,184        4,407
  TEAM                               516          370       1,001          857
  Stand-Alone                         --          (63)         --         (246)
                               ---------    ---------   ---------    ---------
  Total                            8,575        8,471      16,312       17,937

Selling, General and
  Administrative Expense           8,872       12,340      16,384       20,111

Depreciation and Amortization      1,673        1,544       3,340        2,830
                               ---------    ---------   ---------    ---------
Loss from Operations              (1,970)      (5,413)     (3,412)      (5,004)
                               ---------    ---------   ---------    ---------
Other Income (expense)
  Interest income                    523          376         767        1,146
  Interest expense                (2,002)      (2,152)     (4,288)      (4,272)
  Other                               13            2          36            5
                               ---------    ---------   ---------    ---------
Loss before tax benefit           (3,436)      (7,187)     (6,897)      (8,125)
Income tax benefit                    --       (1,465)         --       (1,498)
                               ---------    ---------   ---------    ---------
Net loss                       $  (3,436)   $  (5,722)  $  (6,897)   $  (6,627)
                               =========    =========   =========    =========
Depreciation and Amortization
  Core PEO                     $   1,392    $   1,272   $   2,778    $   2,300
  LPC                                245          225         491          448
  TEAM                                36           46          71           81
  Stand-Alone                         --            1          --            1
                               ---------    ---------   ---------    ---------
  Consolidated Total           $   1,673    $   1,544   $   3,340    $   2,830
                               =========    =========   =========    =========

                               JUNE 30,                             DECEMBER 30,
                                 1999                                  1998
                               ---------                             ---------
Total assets
  Core PEO                     $ 107,721                             $  94,540
  LPC                             35,317                                35,192
  TEAM                            11,905                                29,380
  Stand-Alone                         --                                15,993
                               ---------                             ---------
  Consolidated Total           $ 154,943                             $ 175,105
                               =========                             =========

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

(4) CONTINGENCIES:

The Company has received a letter from the Arizona Department of Economic Security indicating that the Company has been assigned a higher state unemployment tax rate for calendar year 1994 than the Company believes it is entitled. In consultation with legal counsel the Company believes that based on Arizona Revised Statutes it is entitled to the lower rate. If it was ultimately determined that the higher rate applies, the Company would owe $500,000 (before interest and the income tax effect) more than is reflected in the Company's financial statements. As of June 30, 1999, the compounded interest totaled approximately $278,000.

The State of New York has asserted that the Company is a successor for state unemployment insurance (SUI) purposes to certain entities from which the Company acquired limited assets in connection with the Hazar acquisition effective January 1996. The State further asserts that the Company was subject to increased tax rates during 1996 and 1997 as a result of successor status. The liabilities asserted are approximately $640,000. The Company is appealing the determination and has commenced negotiations with the State concerning a settlement of the matter.

The State of Ohio has issued an assessment of $5.2 million (plus penalty) relating to sales taxes potentially applicable to certain types of services. While the Company believes that no tax ultimately will be payable based on the assessment, there can be no assurance that this will be the case.

The Company was named as a defendant in an action filed by Ladenburg Thalmann & Co., Inc. in the United States District Court, Southern District of New York in May 1997 alleging breach of contract under certain stock warrants. The plaintiff sought damages of at least $2.5 million. In March 1999, the Court granted the Company's motion for summary judgment and dismissed the plaintiff's case. After the plaintiff commenced an appeal process, the parties reached a settlement agreement pursuant to which the litigation is being dismissed in exchange for nominal consideration.

An arbitration panel awarded HDVT, Inc. (the seller of certain assets acquired by the Company from Employers Trust in February 1997) a total of $10.4 million in additional acquisition purchase price in February 1999. HDVT's motion to confirm the award was granted in Superior Court, Maricopa County, Arizona in April 1999. The parties entered into a settlement agreement in June 1999 whereby all claims against the Company by HDVT were dismissed in consideration of the payment of $7.5 million in cash (of which $5.5 million was paid at closing, $1.0 million is due in September 1999 and $1.0 million is due in December 1999) and 675,000 shares of the Company's Common Stock (deliverable not later than September 1999).

The State of Ohio issued a sales tax assessment in the amount of approximately $16.5 million (including interest and penalties) in July 1999 against HDVT with respect to the operations of HDVT prior to the Company's acquisition of certain assets of HDVT (then known as Employers Trust) in February 1997. The State of Ohio concurrently issued an assessment in the same amount against the Company as successor to HDVT. The Company believes that meritorious defenses are available to the assessment. In addition, $6.0 million of the cash and the entire stock portion of the settlement payment described in the preceding paragraph are being held in escrow solely for payment of amounts, if any, ultimately determined to be due pursuant to such assessment. If the Company is held to have liability pursuant to such assessment, the escrowed assets prove insufficient to satisfy such liability, and HDVT is unable to pay any such shortfall, the Company's maximum liability with respect to the assessment is approximately $3.2 million.

An arbitration  proceeding between the Company and US Xpress  Enterprises,  Inc.
was scheduled for May 1999 regarding issues under a PEO service agreement between the parties that was terminated by the Company in August 1998. US Xpress sought recovery of approximately $3.0 million plus unspecified punitive damages primarily relating to unpaid medical claims. In June 1999, all claims between the parties were settled pursuant to the payment by the Company to US Xpress of $1.2 million in cash (a portion of which was payable over time) and approximately 547,000 shares of the Company's Common Stock.

The Company has been named as a defendant in an action filed by James E. Gorman in Arizona Superior Court in August 1999 alleging breach of contract, fraud, defamation and related matters in connection with the termination of Mr. Gorman as the Company's president and chief executive officer in February 1999. The complaint seeks contractual damages of approximately $588,000 plus unspecified tort damages. The Company believes that the complaint is without merit and intends to contest it vigorously.

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

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

From time to time, the Company is named as a defendant in lawsuits in the ordinary course of business. These lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

(5) SUBSEQUENT EVENTS:

The Company has signed a letter of intent to sell its TEAM Services subsidiary to Jeffery A. Colby, TEAM's current president and a member of the Company's Board of Directors. The transaction is anticipated to close on or before October 31,1999 and to net the Company approximately $500,000 in cash. Completion of the transaction is subject to agreement upon final documentation and satisfaction of closing conditions, including due diligence reviews.

The Company has accepted a proposal from a third party lender for up to $20 million in new debt financing. The proposed financing consists of a $10 million term loan at an interest rate of 13.5% and a revolving loan based on eligible accounts receivable to a maximum of $10 million at an interest rate of prime plus 2%. The Company also would be subject to certain fees and charges. Completion of the transaction is subject to agreement upon final documentation and satisfaction of closing conditions, including due diligence reviews.

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

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

Employment related taxes consist of the employer's portion of payroll taxes required under FICA, which includes Social Security and Medicare, and federal and state unemployment taxes. The federal tax rates are defined by the appropriate federal regulations. State unemployment rates are subject to change each year based on, among other matters, claims histories and vary from state to state.

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

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

Health care and other employee benefits costs consist of medical and dental insurance premiums, payments of and reserves for claims subject to deductibles and the costs of vision care, disability, life insurance and other similar benefit plans. The Company's health care benefit plans consist of a mixture of fully-insured programs and one self-insured programs with a built-in maximum coverage cap of $100,000 per person per year. The Company recognizes a liability for self-insured health insurance claims at the time a claim is reported to the Company by the third party claims administrator, and also provides for claims incurred, but not reported based on industry-wide data and the Company's past claims experience. The liability recorded may be more or less than the actual amount of ultimate claims. While the Company believes that its reserves for healthcare and workers' compensation claims are adequate for future claims payments, there can be no assurance that this will be the case. See "Outlook:
Issues and Risks" herein.

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

DEPRECIATION AND AMORTIZATION

Depreciation and amortization consists primarily of the amortization of goodwill and the depreciation of property and equipment. The Company amortizes goodwill over periods of three to thirty years, depending on the assets acquired, using the straight-line method. Acquisitions generally result in considerable goodwill because PEOs generally require few fixed assets to conduct their operations.

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

OPERATING RESULTS

Margin comparisons are affected by the relative mix of stand-alone risk management/workers' compensation services, full PEO services, TEAM Services
(TEAM) services, and driver leasing services acquired in the Leaseway acquisition (LPC) in any particular period.

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

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS--

QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 1998

                               Quarter Ended June 30,           Six Months Ended June 30,
                           ------------------------------    ------------------------------
                                       Percent                           Percent
(In thousands of dollars)     1999     Change      1998         1999     Change     1998
                           ---------   ------   ---------    ---------   ------   ---------
Revenues                   $ 206,088    (19)    $ 254,399    $ 404,998    (15)    $ 475,329
Cost of revenues             197,513    (20)      245,928      388,686    (15)      457,392
Gross profit                   8,575      1         8,471       16,312     (9)       17,937
Selling, general
  and administrative           8,872    (28)       12,340       16,384    (19)       20,111
Depreciation
  and amortization             1,673      8         1,544        3,340     18         2,830
Interest income                  523     39           376          767    (33)        1,146
Interest expense               2,002     (7)        2,152        4,288      0         4,272
Net loss                      (3,436)   (40)       (5,722)      (6,897)     4        (6,627)

REVENUES

Revenues decreased to $206.1 million for the quarter ended June 30, 1999 from $254.4 million for the quarter ended June 30, 1998, a decrease of 19%. For the six months ended June 30, 1999, revenue was $405 million compared to $475.3 million for the six months ended June 30, 1998, a decrease of 15%. The primary contributing factor to the decline in 1999 revenues over last year was the loss of US Xpress as a major customer in August of 1998. US Xpress was an unprofitable customer relationship that contributed $50.2 million to second quarter 1998 revenues and $96.1 million to revenues for the first six months of 1998. Excluding this revenue, 1999 revenues for the quarter and six months ended June 30, 1999 actually reflected increases of $2.0 million and $25.8 million for each respective period. The number of worksite employees decreased to approximately 38,100 covering approximately 2,000 client companies at June 30, 1999 from approximately 47,400 covering 1,960 client companies at June 30, 1998. The primary contributing factor to the decline in employees was the loss of approximately 6,500 worksite employees from US Xpress.

COST OF REVENUES

Cost of revenues decreased 20% to $197.5 million in the quarter ended June 30, 1999 from $245.9 million for the quarter ended June 30, 1998. For the six month period ended June 30, 1999, the cost of revenues was $388.7 million, a decrease of 15% over the $457.4 million for the six month period ended June 30, 1998. This decrease is primarily due to the decrease in the Company's business related to the loss of US Xpress as described above.

GROSS PROFIT

The Company's gross profit margin increased to 4.2% in the quarter ended June 30, 1999 from 3.3% in the quarter ended June 30, 1998. For the six month period ended June 30, 1999, the gross profit margin was 4.0% compared to 3.8% for the same period in 1998. This increase was attributable to several factors including the impact of repricing existing customers to meet the Company's minimum pricing standards, Company initiated terminations of other unprofitable customers, and the favorable impact on heath insurance costs associated with the settlement of the dispute with US Xpress. The proportion of gross profit related to TEAM Services revenues, which have lower margins, increased in the period ended June 30, 1999 relative to the same period in 1998. The proportion of gross profit related to driver leasing revenues, which have higher margins, increased in the period ended June 30, 1999 relative to the same period in 1998.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the quarter ended June 30, 1999 decreased approximately $3.5 million to $8.9 million, or 28%, from $12.3 million for the quarter ended June 30, 1998. Included in the quarter ended June 30, 1999 were approximately $900,000 of legal, recruiting, and meetings and travel expenses that are not expected to recur in future periods. For the six month periods ended June 30, 1999 and 1998, respectively, selling, general and administrative expenses were $16.4 million and $20.1 million, a 19% decrease. The expense savings are primarily the result of cost savings initiated during the fourth quarter of 1998, as well as certain incremental initiatives implemented during the first half of 1999.

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

DEPRECIATION AND AMORTIZATION

Depreciation and amortization represents depreciation of property and equipment and amortization of organizational costs, customer lists and goodwill. For the quarter ended June 30, 1999, depreciation and amortization expense totaled $1.7 million compared to $1.5 million for the quarter ended June 30, 1998. Total depreciation and amortization expense for the six months ended June 30, 1999 was $3.3 compared to $2.8 million for the six month period ended June 30, 1998. The increase is primarily due to additional purchase price paid on the Employers' Trust acquisition.

INTEREST

Interest expense for the quarter ended June 30, 1999 totaled $2.0 million compared to $2.2 million for the quarter ended June 30, 1998. For the six month periods ended June 30, 1999 and 1998, interest expense totaled $4.3 million.

EFFECTIVE TAX RATE

The Company's effective tax rate provides for federal, state and local income taxes. As of June 30, 1999, the Company has incurred losses in excess of what can be carried back and applied against prior years' income to generate federal income tax refunds. The remaining operating loss will be available for carry-forward benefit only to the extent of any subsequently generated taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company defines liquidity as the ability to mobilize cash to meet operating and capital needs. The Company's primary use of cash in the six months ended June 30, 1999 was for the payment of payroll taxes, interest and other operating activities, the payment of prepaid workers' compensation premiums, the reduction in bank overdrafts, and an increase in trade Account Receivables. The Company's liquidity position also was materially reduced during the first six months of 1999 due to the payment of $5.5 million of additional purchase price for the Company's February 1997 acquisition of assets from Employers' Trust. Subsequent Employers' Trust purchase price disbursements of $1.0 million each are due to be paid in the third and fourth quarters of 1999. The Company has also received a notice from the Ohio Bureau of Workers' Compensation requesting a $1.8 million letter of credit to secure the Company's contingent liability associated with its self insured Ohio workers' compensation insurance, which the Company anticipates using a portion of a new revolving line of credit to secure (see new debt discussion below). While the Company believes it has sufficient liquidity resources to meet anticipated cash needs in accordance with its plan, it may not have sufficient liquidity to meet unanticipated or unplanned cash needs.

The Company has accepted a proposal from a third party lender for up to $20 million in new debt financing. The proposed financing consists of a $10 million term loan at an interest rate of 13.5% and a revolving loan based on eligible accounts receivable to a maximum of $10 million at an interest rate of prime plus 2%. The Company also would be subject to certain fees and charges. Completion of the transaction is subject to agreement upon final documentation and satisfaction of closing conditions, including due diligence reviews.

Cash used by operating activities was $14.5 million for the six months ended June 30, 1999 compared to cash used by operating activities of $21.7 million for the six months ended June 30, 1998. Operating cash flows are derived from customers for full PEO services rendered by the Company. Payments from PEO customers typically are received on or within a few days of the date on which payroll checks are delivered to customers, and cover the cost of the payroll, payroll taxes, insurance, other benefit costs and the Company's administration fee. The Company's TEAM Services and LPC operations extend credit terms generally from seven to 45 days as is customary in their respective market segments. If the Company expands in these market segments or enters into new market segments, or extends credit to additional clients, its working capital requirements may increase. Included in other assets is a receivable of approximately $1.4 million from a single stand-alone client as to which disputes have risen. The Company has initiated litigation against the former client seeking, among other remedies, collection of the receivable. While the Company believes that it will prevail in the litigation, there can be no assurance that this will be the case and an adverse outcome could result in the write-off of all or a substantial portion of the unreserved balance of the receivable.

Cash provided from investing activities was $2.6 million during the six months ended June 30, 1999, compared to $3.9 million used during the comparable prior year period. Included in investing activities in 1999 is the sale of $8.5 million in marketable securities to fund the subsequent payment of $5.5 million in additional purchase price on the 1997 acquisition of Employers' Trust. Future acquisitions are not expected to be a significant use of cash. See "Outlook:
Issues and Risks - Risks Associated with Significant Growth, Including Growth Through Acquisitions."

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

For the six months ended June 30, 1999 and 1998, capital expenditures were $128,000 and $2.3 million, respectively. Capital expenditures in 1998 consisted primarily of computer equipment to enhance the Company's ability to support the Company's increased client base and the centralization of payroll processing and accounting systems. During 1999, the Company expects to continue to invest in additional computer and technological equipment. Although the Company continuously reviews its capital expenditure needs, management expects that 1999 capital expenditures will continue in order to meet the needs of the Company's base of worksite employees.

Cash used in financing activities was $13.2 million for the six months ended June 30, 1999 compared to cash provided by financing activities of $3.2 million for the same period in 1998. Cash use in 1999 was primarily for the reduction of bank overdrafts.

At June 30, 1999 and December 31, 1998, the Company had working capital of $21.7 million and $31.7 million, respectively.

During the second quarter of 1999 the Company's primary bank asked it to maintain collateral at the bank for the various transactions, such as payroll checks, tax payments, and other transactions conducted through the bank in the ordinary course of the Company's business. The Company has agreed to maintain a deposit of $5 million as collateral. See "Outlook: Issues and Risks" below and, in particular, "Future Capital and Liquidity Needs; Uncertainty of Additional Financing;" Substantial Leverage;" and "Litigation and Other Contingencies" and "Credit Risks."

OUTLOOK: ISSUES AND RISKS

The following issues and risks, among others (including those discussed elsewhere herein), should also be considered in evaluating the Company's outlook.

FUTURE CAPITAL AND LIQUIDITY NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

The Company currently anticipates that its available cash resources combined with anticipated funds from operations will be sufficient to meet its presently anticipated working capital and capital expenditures requirements under its 1999 operating plan, though the Company's liquidity position recently was reduced materially primarily as a result of providing certain collateral to its primary bank and making certain payments in settlement of outstanding litigation. See "Liquidity and Capital Resources" and Part II, Item 1 - "Legal Proceedings." The Company's liquidity could be affected by the litigation and other claims discussed elsewhere herein. While the Company has accepted and intends to conclude a proposed transaction under which a third party lender would make available up to $20 million in new debt financing, there can be no assurance that the proposed transaction will be concluded or the final terms thereof. If the proposed new financing transaction is not concluded, the Company will need to raise additional funds through public or private debt or equity financing if the revenue and cash flow elements of its 1999 operating plan are not met, to take advantage of unanticipated opportunities, to respond to unanticipated competitive pressures or adverse outcomes associated with litigation or other claims, or to deal with unanticipated cash requirements, such as material customer payment defaults. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current shareholders of the Company will be reduced, perhaps materially, and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's business, operating results, financial condition and ability to operate will be materially adversely affected.

SUBSTANTIAL LEVERAGE

The Company has incurred significant debt primarily in connection with its expansion through acquisitions and its October 1997 issuance of its 10% Senior Notes due 2004. As of June 30, 1999, the Company had outstanding senior indebtedness of $85.0 million and stockholders' equity of approximately $10.6 million, respectively.

The Company's ability to make scheduled principal payments in respect of, or to pay the interest on, or to refinance, any of its indebtedness (including the Notes) will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors beyond its control. Based upon the Company's current level of operations, management believes that cash flow from operations and other available cash will be adequate to meet the Company's anticipated future requirements for working capital expenditures, scheduled lease payments and

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

scheduled payments of interest on its indebtedness, including the Notes, for the foreseeable future. However, the Company may not have sufficient liquidity to deal with unanticipated cash needs. Also, the Company may need to refinance all or a portion of the principal of the Notes at or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated growth will occur or that funds will be available from other sources or otherwise in an amount sufficient to enable the Company to service or refinance its indebtedness, including the Notes, or make anticipated capital expenditures and lease payments. In addition, there can be no assurance that the Company will be able to effect any such refinancing (or any equity financing) on commercially reasonable terms. See "Future Capital and Liquidity Needs; Uncertainty of Additional Financing;" "Litigation and Other Contingencies" and "Liquidity and Capital Resources."

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

LITIGATION AND OTHER CONTINGENCIES

While certain significant litigation matters have been resolved recently, other significant matters remain unresolved. For example, the State of Ohio has assessed significant sales and use taxes against the Company that the Company believes have been assessed erroneously and is contesting vigorously. The Company faces other claims relating to prior contractual relationships and other matters. While the Company will continue to seek vigorously to resolve these matters favorably, there can be no assurance that the outcome of these matters, or any of them, will not have a material adverse effect upon the Company's results of operations or financial position.

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

RISKS ASSOCIATED WITH SIGNIFICANT GROWTH, INCLUDING GROWTH THROUGH ACQUISITIONS

The Company has experienced significant growth that has challenged the Company's management, personnel, resources and systems. A significant portion of the Company's growth has been accomplished through the acquisition of other PEOs. Growth through acquisition involves substantial risks, including the risk of improper valuation of the acquired business and the risks inherent in integrating such businesses with the Company's operations. As part of its business strategy, the Company intends to pursue continued growth, though its current growth strategy does not emphasize acquisitions. There can be no assurance that the Company will be able to achieve growth in the future or manage this growth effectively.

INCREASES  IN  HEALTH  INSURANCE  PREMIUMS,   UNEMPLOYMENT  TAXES  AND  WORKERS'
COMPENSATION RATES; AVAILABILITY OF PROGRAMS

State unemployment taxes are, in part, determined by the Company's unemployment claims experience. Medical claims experience also greatly impacts the Company's health insurance rates and claims cost from year to year. Similarly, workers' compensation costs are directly affected by experience. Should the Company experience an increase in claims activity for unemployment, workers' compensation and/or healthcare, or if other factors result in higher expenses in these areas, the Company's costs in these areas would increase. In such a case, the Company may not be able to pass these higher costs to its clients due to contractual or competitive factors. In addition, the Company would have difficulty competing with PEOs with lower rates that may offer lower rates to clients.

The maintenance of health and workers' compensation insurance plans that cover worksite employees is a significant part of the Company's business. While the Company believes that replacements for its current contracts could be obtained on competitive terms, if doing so became necessary, without causing significant disruption to the Company's business, there can be no assurance in this regard.

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

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

CREDIT RISKS; EMPLOYER LIABILITY

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

By way of example, a group of employees filed suit against the Company in 1998 alleging that they were employees of the Company and that they had not been paid certain wages. The maximum amount claimed could exceed $600,000, potentially subject to trebling under applicable wage statutes. The Company does not believe that it has any liability to the plaintiffs based on the facts of the case and successfully obtained a dismissal of the suit. Plaintiffs have commenced an appeal process.

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

CUSTOMER RELATIONSHIPS

The Company's agreements with its customers generally may be canceled upon 30 days written notice of termination by either party, except where different arrangements are required by applicable law. While the Company has commenced the use of longer-term agreements, the short-term nature of most current customer agreements means that customers could terminate a substantial portion of the Company's business upon short notice. See "RESTRUCTURING AND COST-REDUCTION PLAN; EFFECT ON CLIENT RETENTION."

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

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

UNCERTAINTY OF EXTENT OF PEO'S LIABILITY; GOVERNMENT REGULATION OF PEOS

Employers are regulated by numerous federal and state laws relating to labor, tax and employment matters. Generally, these laws prohibit race, age, sex, disability and religious discrimination, mandate safety regulations in the workplace, set minimum wage rates and regulate employee benefits. Because many of these laws were enacted prior to the development of non-traditional employment relationships, such as PEO services, many of these laws do not specifically address the obligations and responsibilities of non-traditional "co-employers" such as the Company, and there are many legal uncertainties about employee relationships created by PEOs, such as the extent of the PEO's liability for violations of employment and discrimination laws. The Company may be subject to liability for violations of these or other laws even if it does not participate in such violations. As a result, interpretive issues concerning the definition of the term "employer" in various federal laws have arisen pertaining to the employment relationship. Unfavorable resolution of these issues could have a material adverse effect on the Company's results of operations or financial condition. The Company's standard forms of customer service agreement establish the contractual division of responsibilities between the Company and its clients for various personnel management matters, including compliance with and liability under various governmental regulations. However, because the Company acts as a co-employer, and in some instances acts as sole employer (such as in the driver leasing program), the Company may be subject to liability for violations of these or other laws despite these contractual provisions, even if it does not participate in such violations. The circumstances in which the Company acts as sole employer may expose the Company to increased risk of such liabilities for an employee's actions. The Company has been sued in tort actions alleging responsibility for employee actions (which it considers to be incidental to its business). Although it believes it has meritorious defenses, and maintains insurance (and requires its clients to maintain insurance) covering certain of such liabilities, there can be no assurances that the Company will not be found to be liable for damages in any such suit, or that such liability would not have a material adverse effect on the Company. In addition, the Company believes that a portion of its clients are not maintaining the insurance coverage required under their service agreements with the Company. Although the client generally is required to indemnify the Company for any liability attributable to the conduct of the client or employee, the Company may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities. In addition, employees of the client may be deemed to be agents of the Company, subjecting the Company to liability for the actions of such employees.

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

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

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

ISSUANCE OF ADDITIONAL SHARES

The Company is a party to several agreements that call for the issuance of additional shares of its Common Stock during 1999. Shares of Common Stock are issuable in payment of the purchase price for the June 1996 acquisition of the Company's TEAM Services subsidiary, though this issuance will be cancelled if the Company completes the sale of TEAM Services as scheduled for October 1999 pursuant to a recent letter of intent (see Part II, Item 5 "Other Matters."). Shares of Common Stock also are issuable in payment of the remaining purchase price for the September 1997 acquisition of the ERC companies. As reported in the Company's 1998 Annual Report on Form 10-K, the Company also is obligated to issue additional shares of Common Stock (or pay additional cash, in its discretion) in connection with the December 1998 acquisition of Fidelity Resources Corp. if the price of the Company's Common Stock is less than $4 per share during the month of November 1999, subject to certain conditions.

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

At June 30, 1999, the inventory, priority assessment and internal compliance assessment phases are substantially completed. Prioritization of items has been based on the level of disruption to Company operations and client service that would result from noncompliance. While Year 2000 issues present significant risks for the Company due to the nature of its business, no significant noncompliance issues were identified during these phases, though there can be no assurance that such issues will not be identified in the future. Due in part to the Company's relatively short operating history, the Company operates only one so-called "legacy" system, limiting its exposure to certain Year 2000 issues.

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

The Company is completing the testing phase of its Year 2000 plan. The Company is testing its systems for accuracy through the use of test data on a wide variety of the Company's normal operating transactions under various date conditions. The testing phase is approximately 90% complete.

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

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

COSTS TO ADDRESS YEAR 2000 ISSUE

The Company has not incurred and does not expect to incur significant costs related to Year 2000 issues other than the time of internal personnel to complete the Company's Year 2000 plans. As referred to above, the Company has expended significant resources to upgrade various systems in the ordinary course of its business, which upgrades were implemented primarily to meet the Company's needs in view of its rapid growth and independently of Year 2000 considerations. A limited amount of software has been purchased primarily for Year 2000 compliance purposes. Total costs for Year 2000 upgrades are expected to be less than $30,000.

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

The Company has begun, but not yet completed, an analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and key third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not yet been finalized for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning during the second half of 1999.

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

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

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

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As reported in the Company's Report on Form 10-Q for the quarter ended March 31, 1999, the Company was named as a defendant in an action filed by Ladenburg Thalmann & Co., Inc. in the United States District Court, Southern District of New York in May 1997 alleging breach of contract under certain stock warrants. The plaintiff sought damages of at least $2.5 million. In March 1999, the Court granted the Company's motion for summary judgment and dismissed the plaintiff's case. After the plaintiff commenced an appeal process, the parties reached a settlement agreement pursuant to which the litigation is being dismissed in exchange for nominal consideration.

As reported in the Company's Report on Form 10-Q for the quarter ended March 31, 1999, an arbitration panel awarded HDVT, Inc. (the seller of certain assets acquired by the Company from Employers' Trust in February 1997) a total of $10.4 million in additional acquisition purchase price in February 1999. HDVT's motion to confirm the award was granted in Superior Court, Maricopa County, Arizona in April 1999. The parties entered into a settlement agreement in June 1999 whereby all claims against the Company by HDVT were dismissed in consideration of the payment to HDVT of $7.5 million in cash (of which $5.5 million was paid at closing, $1.0 million is due in September 1999 and $1.0 million is due in December 1999) and 675,000 shares of the Company's Common Stock (deliverable not later than September 1999).

The State of Ohio issued a sales tax assessment in the amount of approximately $16.5 million (including interest and penalties) in July 1999 against HDVT with respect to the operations of HDVT prior to the Company's acquisition of certain assets of HDVT (then known as Employers' Trust) in February 1997. The State of Ohio concurrently issued an assessment in the same amount against the Company as successor to HDVT. The Company believes that meritorious defenses are available to the assessment. In addition, $6.0 million of the cash and the entire stock portion of the settlement payment described in the preceding paragraph are being held in escrow solely for payment of amounts, if any, ultimately determined to be due pursuant to such assessment. If the Company is held to have liability pursuant to such assessment, the escrowed assets prove insufficient to satisfy such liability, and HDVT is unable to pay any such shortfall, the Company's maximum liability with respect to the assessment is approximately $3.2 million.

As reported in the Company's Report on Form 10-K for the year ended December 31, 1998, an arbitration proceeding between the Company and US Xpress Enterprises, Inc. was scheduled for May 1999 regarding issues under a PEO service agreement between the parties that was terminated by the Company in August 1998. US Xpress sought recovery of approximately $3.0 million plus unspecified punitive damages primarily relating to unpaid medical claims. In June 1999, all claims between the parties were settled pursuant to the payment by the Company to US Xpress of $1.2 million in cash (a portion of which was payable over time) and approximately 547,000 shares of the Company's Common Stock.

The Company has been named as a defendant in an action filed by James E. Gorman in Arizona Superior Court in August 1999 alleging breach of contract, fraud, defamation and related matters in connection with the termination of Mr. Gorman as the Company's president and chief executive officer in February 1999. The complaint seeks contractual damages of approximately $588,000 plus unspecified tort damages. The Company believes that the complaint is without merit and intends to contest it vigorously.

From time to time, the Company is named as a defendant in lawsuits in the ordinary course of business. See Part I, Item 2 - "Management's Discussion and Analysis - Outlook: Issues and Risks - Litigation and Other Contingencies; Uncertainty of Extent of PEO's Liability; Government Regulation of PEOs; Credit Risks - Employer Liability."

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 25, 1999. Of the 32,413,413 outstanding shares of the Company's common stock as of the April 20, 1999 record date, 25,207,467 shares, or 77.8% of the total, were voted by proxy or in person.

(a) At the Annual Meeting of the Shareholders, the shareholders elected seven directors. With respect to the election of directors, the following votes were cast in favor of, or withheld authority, for each of the following directors:

        Directors                                In Favor of           Withheld
        ---------                                -----------           --------
     Marvin D. Brody                              24,389,084          2,567,547
     David R. Carpenter                           24,795,630          2,161,001
     Jeffery A. Colby                             24,769,710          2,186,921
     Sara R. Dial                                 25,573,500          1,383,131
     Kennard F. Hill                              25,713,450          1,243,181
     Robert L. Mueller                            25,507,030          1,449,601
     Quentin P. Smith, Jr.                        25,725,375          1,231,256

(b) At the Annual Meeting of Shareholders, the shareholders also voted on a proposal to amend the Company's 1995 Stock Option Plan to enlarge the option grant provisions applicable to non-employee directors. With respect to that amendment, of the reported 26,956,631 votes cast, 23,442,184 were for, 3,395,685 were against and 118,762 abstained.

ITEM 5. OTHER MATTERS

The Company has signed a letter of intent to sell its TEAM Services subsidiary to Jeffery A. Colby, TEAM's current president and a member of the Company's Board of Directors. The transaction is anticipated to close on or before October 31,1999 and to net the Company approximately $500,000 in cash. Completion of the transaction is subject to agreement upon final documentation and satisfaction of closing conditions, including due diligence reviews.

The Company has accepted a proposal from a third party lender for up to $20 million in new debt financing. The proposed financing consists of a $10 million term loan at an interest rate of 13.5% and a revolving loan based on eligible accounts receivable to a maximum of $10 million at an interest rate of prime plus 2%. The Companty also would be subject to certain fees and charges. Completion of the transaction is subject to agreement upon final documentation and satisfaction of closing conditions, including due diligence reviews.

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit
     Number       Description                                 Location
     ------       -----------                                 --------
      10.1*       Employment Agreement dated April       Filed herewith
                  30, 1999 between Registrant and
                  Lee E. Martin

      10.2*       Employee Solutions, Inc. 1995          Filed herewith
                  Stock Option Plan, as amended
                  through May 25, 1999

      10.3*       Indemnification Agreement between      (Document in same
                  the Registrant and each of Kennard     form has previously
                  F. Hill and Robert L. Mueller          been filed as Exhibit
                                                         10.21.7 to Registrant's
                                                         Report on Form 10-K for
                                                         the year ended December
                                                         31, 1996)

      27          Financial Data Schedule

* Designates management or compensatory agreements

(b)  REPORTS ON FORM 8-K.

     Not applicable.

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 1999
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EMPLOYEE SOLUTIONS, INC.


Date: August 16, 1999                   /s/ Quentin P. Smith, Jr.
                                        ----------------------------------------
                                        Quentin P. Smith, Jr.
                                        Chief Executive Officer


                                        /s/ John V. Prince
                                        ----------------------------------------
                                        John V. Prince
                                        Chief Financial Officer