Form 10-Q
period 1999-09-30
EMPLOYEE SOLUTIONS INC
filed 1999-11-15
CIK 904897

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

                               Yes [X]     No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,024,794 Common shares, no par value were outstanding as of November 11, 1999.

                            EMPLOYEE SOLUTIONS, INC.

                                    FORM 10-Q

            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1999


                                      INDEX

                                                                           Page
PART I. Financial Information                                             Number
                                                                          ------

     Item 1. Financial Statements

               Consolidated Balance Sheets - September 30, 1999 and
               December 31, 1998                                               2

               Consolidated Statements of Operations for the
               Quarters and Nine Months Ended September 30, 1999
               and 1998                                                        3

               Consolidated Statement of Changes in Stockholders'
               Equity for the Nine Months Ended September 30, 1999             4

               Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 1999 and 1998                   5

               Notes to Consolidated Financial Statements                      7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              22

     Item 3. Quantitative and Qualitative Disclosure about Market Risk        33

PART II. Other Information

     Item 1. Legal Proceedings                                                34

     Item 2. Changes in Securities and Use of Proceeds                        34

     Item 5. Other Matters                                                    34

     Item 6. Exhibits and Reports on Form 8-K                                 34

Signatures                                                                    35

ITEM 1. FINANCIAL STATEMENTS

                            EMPLOYEE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                     September 30,  December 31,
(In thousands of dollars, except share data)             1999          1998
                                                       ---------     ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                              $  12,670     $  39,287
Investments and marketable securities                      2,571         9,997
Restricted cash and investments                            1,000         1,088
Accounts receivable, net                                  51,474        38,742
Receivables from insurance companies                       5,899         6,704
Prepaid expenses and deposits                              4,893         2,303
Income taxes receivable                                       --         5,040
Deferred income taxes                                      1,012           811
                                                       ---------     ---------
        Total current assets                              79,519       103,972

Property and equipment, net                                3,953         4,543
Deferred income taxes                                         68            60
Goodwill and other assets, net                            73,395        66,530
                                                       ---------     ---------
        Total assets                                   $ 156,935     $ 175,105
                                                       =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft                                         $      --     $  13,727
Accrued salaries, wages and payroll taxes                 30,956        28,719
Accounts payable                                           6,249         5,898
Accrued workers' compensation and health insurance         9,542         9,617
Income taxes payable                                         240           751
Other accrued expenses                                    13,110        13,595
                                                       ---------     ---------
        Total current liabilities                         60,097        72,307
                                                       ---------     ---------
Deferred income taxes                                      1,080           871
                                                       ---------     ---------
Long-term debt                                            85,000        85,000
                                                       ---------     ---------
Other long-term liabilities                                3,801         1,211
                                                       ---------     ---------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock, nonvoting,
  no par value, 10,000,000 shares authorized,
  no shares issued and outstanding                            --            --
Common stock, no par value, 75,000,000 shares
  authorized, 34,024,794 shares issued and
  outstanding September 30, 1999, and 32,419,595
  shares issued and outstanding December 31, 1998         36,513        35,800
Common stock to be issued                                    851            --
Accumulated deficit                                      (30,406)      (20,085)
Cumulative unrealized net gain on investment
  securities                                                  (1)            1
                                                       ---------     ---------
        Total stockholders' equity                         6,957        15,716
                                                       ---------     ---------
        Total liabilities and stockholders' equity     $ 156,935     $ 175,105
                                                       =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Quarter ended                  Nine months ended
                                                       September 30,                   September 30,
(In thousands of dollars,                      ----------------------------    ----------------------------
except share and per share data)                   1999            1998            1999            1998
                                               ------------    ------------    ------------    ------------
Revenues                                       $    222,418    $    231,636    $    627,415    $    706,965
                                               ------------    ------------    ------------    ------------
Cost of revenues:
  Salaries and wages of worksite employees          188,702         193,768         526,970         587,509
  Healthcare and workers' compensation               11,490          13,961          33,307          43,867
  Payroll and employment taxes                       12,944          14,937          41,546          48,682
                                               ------------    ------------    ------------    ------------
        Cost of revenues                            213,136         222,666         601,823         680,058
                                               ------------    ------------    ------------    ------------
Gross profit                                          9,282           8,970          25,592          26,907

Selling, general and administrative expenses          8,821          12,608          25,205          32,719
Depreciation and amortization                         1,916           1,756           5,256           4,586
                                               ------------    ------------    ------------    ------------
        Loss from operations                         (1,455)         (5,394)         (4,869)        (10,398)

Other income (expense):
  Interest income                                       170             386             937           1,532
  Interest expense                                   (2,139)         (2,163)         (6,426)         (6,435)
  Other                                                   1               3              37               8
                                               ------------    ------------    ------------    ------------
Loss before provision for income taxes               (3,423)         (7,168)        (10,321)        (15,293)

Income tax benefit                                       --              --              --          (1,498)
                                               ------------    ------------    ------------    ------------
        Net loss                               $     (3,423)   $     (7,168)   $    (10,321)   $    (13,795)
                                               ============    ============    ============    ============
Net loss per common and
  common equivalent share:
        Basic                                  $       (.10)   $       (.23)   $       (.31)   $       (.43)
        Diluted                                $       (.10)   $       (.23)   $       (.31)   $       (.43)

Weighted average number of common and
  common equivalent shares outstanding:
        Basic                                    34,534,260      31,792,787      33,415,237      31,753,815
                                               ============    ============    ============    ============
        Diluted                                  34,534,260      31,792,787      33,415,237      31,753,815
                                               ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                        Common                   Unrealized      Total
(In thousands of dollars,                   Common      Stock To   Accumulated   Net Gain on  Stockholders'  Comprehensive
 except share data)                         Stock      Be Issued     Deficit     Investments     Equity           Loss
                                           --------     --------    --------      --------      --------        --------
BALANCE, December 31, 1998                 $ 35,800     $     --    $(20,085)     $      1      $ 15,716        $     --

Issuance of  1,668 shares of common
  stock in connection with exercise of
  common stock options                            3           --          --            --             3              --
Issuance of 895,020 shares of common
  stock in connection with settlement of
  litigation                                    710           --          --            --           710              --
To be issued 851,149 shares of common
  stock in connection with settlement of
  shareholder litigation                         --          851          --            --           851              --
Change in unrealized net gains,
  net of applicable taxes                        --           --          --            (2)           (2)             (2)
Net loss                                         --           --     (10,321)           --       (10,321)        (10,321)
                                           --------     --------    --------      --------      --------        --------
COMPREHENSIVE LOSS                                                                                              $(10,323)
                                                                                                                ========
BALANCE, SEPTEMBER 30, 1999                $ 36,513     $    851    $(30,406)     $     (1)     $  6,957
                                           ========     ========    ========      ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Nine months ended
                                                              September 30,
                                                          ---------------------
(In thousands of dollars)                                   1999        1998
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                              $ 614,683   $ 723,555
Cash paid to suppliers and employees                       (629,913)   (724,995)
Cash paid in loss portfolio transfer                             --     (19,950)
Interest received                                               937       1,532
Interest paid                                                (4,264)     (4,163)
Income taxes paid, net                                        4,529       1,831
                                                          ---------   ---------
    Net cash used in operating activities                   (14,028)    (22,190)
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                             (381)     (2,405)
Business acquisitions                                        (5,895)       (900)
Change in investments and marketable securities               7,426     (19,416)
Cash released from restricted cash and investments               88      19,000
Disbursements for deferred costs                               (103)       (633)
                                                          ---------   ---------
    Net cash provided by (used in) investing activities       1,135      (4,354)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred loan costs                                   --        (221)
Proceeds from issuance of common stock                            3         199
Decrease in bank overdraft and other                        (13,727)      2,420
                                                          ---------   ---------
    Net cash (used in) provided by financing activities     (13,724)      2,398
                                                          ---------   ---------
Net decrease in cash and cash equivalents                   (26,617)    (24,146)

CASH AND CASH EQUIVALENTS, beginning of period               39,287      40,110
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS, end of period                  $  12,670   $  15,964
                                                          =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                            Nine months ended
                                                               September 30,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
RECONCILIATION OF LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:
Net loss                                                   $(10,321)   $(13,795)
                                                           --------    --------
ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATING
ACTIVITIES:
Depreciation and amortization                                 5,256       4,586
Loss on sale of fixed assets                                     --          --
(Increase) decrease in accounts receivable, net             (12,732)     16,590
Decrease (increase) in insurance company receivables            805        (654)
Increase in prepaid expenses and deposits                    (2,590)     (1,094)
Increase in deferred income taxes, net                           --        (627)
(Increase) decrease in other assets                          (2,479)        161
Increase (decrease) in accrued salaries,
  wages and payroll taxes                                     2,237     (15,439)
Decrease in accrued workers'
  compensation and health insurance                             (75)    (16,434)
Increase in accounts payable, other accrued expenses
  and other long term liabilities                             1,342       5,476
Change in income taxes payable/receivable                     4,529        (960)
                                                           --------    --------
                                                             (3,707)     (8,395)
                                                           --------    --------
    Net cash used in operating activities                  $(14,028)   $(22,190)
                                                           ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF CORPORATION

Employee Solutions, Inc. (together with its subsidiaries, "ESI" or the "Company") is a leading professional employer organization (PEO) providing employers throughout the United States with comprehensive employee payroll, human resources and benefits outsourcing services. The Company's integrated outsourcing services include payroll processing and reporting, human resources administration, employment regulatory compliance management, risk management/workers' compensation services, retirement and health care programs, and other products and services provided directly to worksite employees. At September 30, 1999, ESI serviced approximately 2,015 client companies with approximately 37,300 worksite employees in 47 states.

The Company conducts its business on a national scale across many industries and is not concentrated to any material extent within a single local market or industry, although the transportation industry, at approximately 27%, represents the largest concentration of clients.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. Results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

CASH AND CASH EQUIVALENTS AND INVESTMENTS AND MARKETABLE SECURITIES

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when purchased. All cash equivalents are invested in high quality investment grade instruments, such as commercial paper, at September 30, 1999 and December 31, 1998, and are stated at fair market value. Substantially all cash and cash equivalents, including restricted cash and investments, are not insured at September 30, 1999.

RESTRICTED CASH AND INVESTMENTS

At September 30, 1999, restricted cash was $1.0 million, which represents a short-term certificate of deposit held for securing a letter of credit.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

INVESTMENTS AND MARKETABLE SECURITIES

At September 30, 1999, the Company maintained approximately $8.4 million of investments in its cash and cash equivalents and investments and marketable securities accounts. These securities are considered available-for-sale and, accordingly, are recorded at market value. Securities with original maturities of 90 days or less consisted of commercial paper, money market and mutual funds that had an estimated fair value of $5.8 million at September 30, 1999. Securities with original maturities greater than 90 days consisted of $985,000 in commercial paper, $1.5 million in corporate bonds and $100,000 in certificates of deposit and had an estimated fair value of $2.6 million at September 30, 1999.

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The computation of adjusted net loss and weighted average common and common equivalent shares used in the calculation of net loss per common share is as follows:

                                                   Quarter ended September 30,
                                   ------------------------------------------------------------
                                               1999                            1998
(In thousands of dollars,          ----------------------------    ----------------------------
except share and per share data)      Basic          Diluted          Basic          Diluted
                                   ------------    ------------    ------------    ------------
Weighted average of
common shares outstanding            34,534,260      34,534,260      31,792,787      31,792,787

Dilutive effect of options
and warrants outstanding                     --              --              --              --
                                   ------------    ------------    ------------    ------------
Weighted average of
common and common
equivalent shares                    34,534,260      34,534,260      31,792,787      31,792,787
                                   ============    ============    ============    ============
Net loss                           $     (3,423)   $     (3,423)   $     (7,168)   $     (7,168)

Adjustments to net loss                      --              --              --              --
                                   ------------    ------------    ------------    ------------
Adjusted net loss for
purposes of the income per
common share calculation           $     (3,423)   $     (3,423)   $     (7,168)   $     (7,168)
                                   ============    ============    ============    ============
Net loss per common and
common equivalent share            $       (.10)   $       (.10)   $      (0.23)   $      (0.23)
                                   ============    ============    ============    ============

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

                                                  Nine months ended September 30,
                                   ------------------------------------------------------------
                                               1999                            1998
(In thousands of dollars,          ----------------------------    ----------------------------
except share and per share data)      Basic          Diluted          Basic          Diluted
                                   ------------    ------------    ------------    ------------
Weighted average of
common shares outstanding            33,415,237      33,415,237      31,753,815      31,753,815

Dilutive effect of options
and warrants outstanding                     --              --              --              --
                                   ------------    ------------    ------------    ------------
Weighted average of
common and common
equivalent shares                    33,415,237      33,415,237      31,753,815      31,753,815
                                   ============    ============    ============    ============
Net loss                           $    (10,321)   $    (10,321)   $    (13,795)   $    (13,795)

Adjustments to net loss                      --              --              --              --
                                   ------------    ------------    ------------    ------------
Adjusted net loss for
purposes of the income per
common share calculation           $    (10,321)   $    (10,321)   $    (13,795)   $    (13,795)
                                   ============    ============    ============    ============
Net loss per common and
common equivalent share            $       (.31)   $       (.31)   $      (0.43)   $      (0.43)
                                   ============    ============    ============    ============

The calculation of weighted average common and common equivalent shares for purposes of calculating the September 30, 1999 diluted earnings per share, excludes approximately 3,307,174 weighted average shares of options, warrants, and contingently issuable shares computed under the treasury stock method, as their effects would be anti-dilutive.

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

The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned current and future subsidiaries. The Company's wholly-owned insurance subsidiary, which is a non-guarantor subsidiary, is subject to certain statutory and contractual restrictions which limit its ability to pay dividends or make loans to the Company or other subsidiaries. The financial statements presented below include the separate or combined financial position as of September 30, 1999 and December 31, 1998; the results of operations for the quarters and nine months ended September 30, 1999 and September 30, 1998 and the statements of cash flows for the nine months ended September 30, 1999 and September 30, 1998, of Employee Solutions, Inc. (Parent), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors).

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

BALANCE SHEETS

                                                                  September 30, 1999
                                             --------------------------------------------------------------
                                                                         Non-
(In thousands of dollars)                     Parent     Guarantors   Guarantors   Eliminating  Consolidated
                                             ---------    ---------    ---------    ---------     ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                    $   3,956    $   4,442    $   4,272    $      --     $  12,670
Investments and marketable securities            2,571           --           --           --         2,571
Restricted cash and investments                  1,000           --           --           --         1,000
Accounts receivable, net                        18,855       31,510        1,109           --        51,474
Receivables from insurance companies                --           --        5,899           --         5,899
Prepaid expenses and deposits                    4,748          137            8           --         4,893
Income taxes receivable                             --           --           --           --            --
Deferred income taxes                            1,012           --           --           --         1,012
Due from affiliates                              8,052        2,643       (6,921)      (3,774)           --
                                             ---------    ---------    ---------    ---------     ---------
    Total current assets                        40,194       38,732        4,367       (3,774)       79,519

Property and equipment, net                      3,699          244           10           --         3,953
Deferred income taxes                               68           --           --           --            68
Goodwill and other assets, net                  42,032       31,105          258           --        73,395
Investment in subsidiaries                      44,302           --           --      (44,302)           --
                                             ---------    ---------    ---------    ---------     ---------
    Total assets                             $ 130,295    $  70,081    $   4,635    $ (48,076)    $ 156,935
                                             =========    =========    =========    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdrafts                              $      --    $      --    $      --    $      --     $      --
Accrued salaries, wages and payroll taxes       10,212       19,924          820           --        30,956
Accounts payable                                   970        1,300        3,979           --         6,249
Accrued workers' compensation
  and healthcare                                   100        1,643        7,799           --         9,542
Income taxes payable                               242           (2)          --           --           240
Other accrued expenses                           9,876          943        2,291           --        13,110
Due to affiliates                               13,268       12,565      (22,059)      (3,774)           --
                                             ---------    ---------    ---------    ---------     ---------
    Total current liabilities                   34,668       36,373       (7,170)      (3,774)       60,097
                                             ---------    ---------    ---------    ---------     ---------
Deferred income taxes                            1,080           --           --           --         1,080
                                             ---------    ---------    ---------    ---------     ---------
Long-term debt                                  85,000           --           --           --        85,000
                                             ---------    ---------    ---------    ---------     ---------
Other long-term liabilities                      2,590        1,211           --           --         3,801
                                             ---------    ---------    ---------    ---------     ---------

Commitments and contingencies                       --           --           --           --            --

STOCKHOLDERS' EQUITY
Class A convertible preferred stock                 --           --           --           --            --
Common stock, no par value                      36,513        2,622          771       (3,393)       36,513
Common stock to be issued                          851           --           --           --           851
Additional paid in capital                          --       26,343           50      (26,393)           --
(Accumulated deficit) retained earnings        (30,406)       3,532       10,984      (14,516)      (30,406)
Unrealized net gain on
  investment securities                             (1)          --           --           --            (1)
                                             ---------    ---------    ---------    ---------     ---------
Total stockholders' equity                       6,957       32,497       11,805      (44,302)        6,957
                                             ---------    ---------    ---------    ---------     ---------
Total liabilities and stockholders' equity   $ 130,295    $  70,081    $   4,635    $ (48,076)    $ 156,935
                                             =========    =========    =========    =========     =========

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

BALANCE SHEETS

                                                                   December 31, 1998
                                             --------------------------------------------------------------
                                                                         Non-
(In thousands of dollars)                     Parent     Guarantors   Guarantors   Eliminating  Consolidated
                                             ---------    ---------    ---------    ---------     ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                    $   8,176    $  24,503    $   6,608    $      --     $  39,287
Investments and marketable securities            9,997           --           --           --         9,997
Restricted cash and
  investments                                    1,088           --           --           --         1,088
Accounts receivable, net                        15,460       22,495          787           --        38,742
Receivable from insurance
  companies                                         --           --        6,704           --         6,704
Prepaid expenses and deposits                    1,532          753           18           --         2,303
Income taxes receivable                          5,040           --           --           --         5,040
Deferred income taxes                              811           --           --           --           811
Due from affiliates                              7,789        2,711       (6,726)      (3,774)           --
                                             ---------    ---------    ---------    ---------     ---------
    Total current assets                        49,893       50,462        7,391       (3,774)      103,972

Property and equipment, net                      4,213          314           16           --         4,543
Deferred income taxes                               60           --           --           --            60
Goodwill and other assets, net                  34,044       32,208          278           --        66,530
Investment in subsidiaries                      36,005           --           --      (36,005)           --
                                             ---------    ---------    ---------    ---------     ---------
    Total assets                             $ 124,215    $  82,984    $   7,685    $ (39,779)    $ 175,105
                                             =========    =========    =========    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft                               $     308    $  13,419    $      --    $      --     $  13,727
Accrued salaries, wages and
  payroll taxes                                  5,932       22,167          620           --        28,719
Accounts payable                                 1,584        1,051        3,263           --         5,898
Accrued workers' compensation
  and health insurance                           3,141          618        5,858           --         9,617
Income taxes payable                               751           --           --           --           751
Other accrued expenses                           9,123        2,316        2,156           --        13,595
Due to affiliates                                1,789       16,030      (14,045)      (3,774)           --
                                             ---------    ---------    ---------    ---------     ---------
    Total current liabilities                   22,628       55,601       (2,148)      (3,774)       72,307
                                             ---------    ---------    ---------    ---------     ---------
Deferred income taxes                              871           --           --           --           871
                                             ---------    ---------    ---------    ---------     ---------
Long-term debt                                  85,000           --           --           --        85,000
                                             ---------    ---------    ---------    ---------     ---------
Other long-term liabilities                         --        1,211           --           --         1,211
                                             ---------    ---------    ---------    ---------     ---------

Commitments and contingencies                       --           --           --           --            --

STOCKHOLDERS' EQUITY
Class A convertible preferred stock                 --           --           --           --            --
Common stock, no par value                      35,800        2,622          771       (3,393)       35,800
Additional paid in capital                          --       26,342           50      (26,392)           --
(Accumulated deficit) retained earnings        (20,085)      (2,792)       9,012       (6,220)      (20,085)
Unrealized net gain on
  investments                                        1           --           --           --             1
                                             ---------    ---------    ---------    ---------     ---------
Total stockholders' equity                      15,716       26,172        9,833      (36,005)       15,716
                                             ---------    ---------    ---------    ---------     ---------
Total liabilities and stockholders' equity   $ 124,215    $  82,984    $   7,685    $ (39,779)    $ 175,105
                                             =========    =========    =========    =========     =========

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS

                                                       For the Quarter Ended September 30, 1999
                                             --------------------------------------------------------------
                                                                         Non-
(In thousands of dollars)                     Parent     Guarantors   Guarantors   Eliminating  Consolidated
                                             ---------    ---------    ---------    ---------     ---------
Revenues                                     $  56,059    $ 160,990    $   5,369    $      --     $ 222,418
                                             ---------    ---------    ---------    ---------     ---------
Cost of revenues:
Salaries and wages of
  worksite employees                            47,450      136,605        4,647           --       188,702
Healthcare and workers'
  compensation                                   1,554        9,771          165           --        11,490
Payroll and employment taxes                     3,677        8,882          385           --        12,944
                                             ---------    ---------    ---------    ---------     ---------
    Cost of revenues                            52,681      155,258        5,197           --       213,136
                                             ---------    ---------    ---------    ---------     ---------
    Gross profit                                 3,378        5,732          172           --         9,282

Selling, general and
  administrative expenses                        5,950        2,838           33           --         8,821
Intercompany selling, general
  and administrative expense                        --           --           --           --            --
Depreciation and amortization                    1,516          393            7           --         1,916
                                             ---------    ---------    ---------    ---------     ---------
Income (loss) from operations                   (4,088)       2,501          132           --        (1,455)

Other income (expense):
Interest income                                     72           65           33           --           170
Interest expense and other                      (2,136)          (2)          --           --        (2,138)
                                             ---------    ---------    ---------    ---------     ---------
Income (loss) before provision
  for income taxes                              (6,152)       2,564          165           --        (3,423)

Income tax provision (benefit)                      --           --           --           --            --
                                             ---------    ---------    ---------    ---------     ---------
                                                (6,152)       2,564          165           --        (3,423)
Income from wholly-owned
  subsidiaries                                   2,729           --           --       (2,729)           --
                                             ---------    ---------    ---------    ---------     ---------
Net income (loss)                            $  (3,423)   $   2,564    $     165    $  (2,729)    $  (3,423)
                                             =========    =========    =========    =========     =========

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS

                                                       For the Quarter Ended September 30, 1998
                                             --------------------------------------------------------------
                                                                         Non-
(In thousands of dollars)                     Parent     Guarantors   Guarantors   Eliminating  Consolidated
                                             ---------    ---------    ---------    ---------     ---------
Revenues                                     $  65,197    $ 157,531    $   9,149    $    (241)    $ 231,636
                                             ---------    ---------    ---------    ---------     ---------
Cost of revenues:
Salaries and wages of
  worksite employees                            54,916      131,456        7,396           --       193,768
Healthcare and workers'
  compensation                                   1,254       11,013        1,694           --        13,961
Payroll and employment taxes                     4,823        9,523          591           --        14,937
                                             ---------    ---------    ---------    ---------     ---------
    Cost of revenues                            60,993      151,992        9,681           --       222,666
                                             ---------    ---------    ---------    ---------     ---------
    Gross profit                                 4,204        5,539         (532)        (241)        8,970

Selling, general and
  administrative expenses                        8,444        3,414          750           --        12,608
Intercompany selling, general
  and administrative expense                       214           (1)          28         (241)           --
Depreciation and amortization                    1,343          406            7           --         1,756
                                             ---------    ---------    ---------    ---------     ---------
Income (loss) from operations                   (5,797)       1,720       (1,317)          --        (5,394)

Other income (expense):
Interest income                                    289           86           11           --           386
Interest expense and other                      (2,239)           4           75           --        (2,160)
                                             ---------    ---------    ---------    ---------     ---------
Income (loss) before provision
  for income taxes                              (7,747)       1,810       (1,231)          --        (7,168)

Income tax provision (benefit)                     776         (258)        (518)          --            --
                                             ---------    ---------    ---------    ---------     ---------
                                                (8,523)       2,068         (713)          --        (7,168)
Income from wholly-owned
  subsidiaries                                   1,355           --           --       (1,355)           --
                                             ---------    ---------    ---------    ---------     ---------
Net income (loss)                            $  (7,168)   $   2,068    $    (713)   $  (1,355)    $  (7,168)
                                             =========    =========    =========    =========     =========

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS

                                                      For the Nine Months Ended September 30, 1999
                                             --------------------------------------------------------------
                                                                         Non-
(In thousands of dollars)                     Parent     Guarantors   Guarantors   Eliminating  Consolidated
                                             ---------    ---------    ---------    ---------     ---------
Revenues                                     $ 163,260    $ 445,716    $  18,439    $      --     $ 627,415
                                             ---------    ---------    ---------    ---------     ---------
Cost of revenues:
Salaries and wages of
  worksite employees                           138,650      372,868       15,452           --       526,970
Healthcare and workers'
  compensation                                   4,939       28,543         (175)          --        33,307
Payroll and employment taxes                    10,784       29,366        1,396           --        41,546
                                             ---------    ---------    ---------    ---------     ---------
    Cost of revenues                           154,373      430,777       16,673           --       601,823
                                             ---------    ---------    ---------    ---------     ---------
    Gross profit                                 8,887       14,939        1,766           --        25,592

Selling, general and
  administrative expenses                       17,543        7,548          114           --        25,205
Intercompany selling, general
  and administrative expense                        --           --           --           --            --
Depreciation and amortization                    4,039        1,195           22           --         5,256
                                             ---------    ---------    ---------    ---------     ---------
Income (loss) from operations                  (12,695)       6,196        1,630           --        (4,869)

Other income (expense):
Interest income                                    491          104          342           --           937
Interest expense and other                      (6,413)          24           --           --        (6,389)
                                             ---------    ---------    ---------    ---------     ---------
Income (loss) before provision
  for income taxes                             (18,617)       6,324        1,972           --       (10,321)

Income tax provision (benefit)                      --           --           --           --            --
                                             ---------    ---------    ---------    ---------     ---------
                                               (18,617)       6,324        1,972           --       (10,321)
Income from wholly-owned
  subsidiaries                                   8,296           --           --       (8,296)           --
                                             ---------    ---------    ---------    ---------     ---------
Net income (loss)                            $ (10,321)   $   6,324    $   1,972    $  (8,296)    $ (10,321)
                                             =========    =========    =========    =========     =========

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS

                                                      For the Nine Months Ended September 30, 1998
                                             --------------------------------------------------------------
                                                                         Non-
(In thousands of dollars)                     Parent     Guarantors   Guarantors   Eliminating  Consolidated
                                             ---------    ---------    ---------    ---------     ---------
Revenues                                     $ 217,627    $ 463,259    $  27,693    $  (1,614)    $ 706,965
                                             ---------    ---------    ---------    ---------     ---------
Cost of revenues:
Salaries and wages of
  worksite employees                           180,906      383,371       23,232           --       587,509
Healthcare and workers'
  compensation                                   9,240       32,421        2,206           --        43,867
Payroll and employment taxes                    16,795       29,796        2,091           --        48,682
                                             ---------    ---------    ---------    ---------     ---------
    Cost of revenues                           206,941      445,588       27,529           --       680,058
                                             ---------    ---------    ---------    ---------     ---------
    Gross profit                                10,686       17,671          164       (1,614)       26,907

Selling, general and
  administrative expenses                       22,893        8,966          860           --        32,719
Intercompany selling, general
  and administrative expense                       704          820           90       (1,614)           --
Depreciation and amortization                    3,384        1,182           20           --         4,586
                                             ---------    ---------    ---------    ---------     ---------
Income (loss) from operations                  (16,295)       6,703         (806)          --       (10,398)

Other income (expense):
Interest income                                    866          129          537           --         1,532
Interest expense and other                      (6,656)           3          226           --        (6,427)
                                             ---------    ---------    ---------    ---------     ---------
Income (loss) before provision
  for income taxes                             (22,085)       6,835          (43)          --       (15,293)

Income tax provision (benefit)                  (2,003)         669         (164)          --        (1,498)
                                             ---------    ---------    ---------    ---------     ---------
                                               (20,082)       6,166          121           --       (13,795)
Income from wholly-owned
  subsidiaries                                   6,287           --           --       (6,287)           --
                                             ---------    ---------    ---------    ---------     ---------
Net income (loss)                            $ (13,795)   $   6,166    $     121    $  (6,287)    $ (13,795)
                                             =========    =========    =========    =========     =========

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS

                                                      For the Nine Months Ended September 30, 1999
                                             --------------------------------------------------------------
                                                                         Non-
(In thousands of dollars)                     Parent     Guarantors   Guarantors   Eliminating  Consolidated
                                             ---------    ---------    ---------    ---------     ---------
RECONCILIATION OF NET INCOME TO
  NET CASH USED IN
  OPERATING ACTIVITIES:
Net income (loss)                            $ (10,321)   $   6,324    $   1,972    $  (8,296)    $ (10,321)
                                             ---------    ---------    ---------    ---------     ---------
ADJUSTMENTS TO RECONCILE
  NET INCOME TO NET CASH
  USED IN
  OPERATING ACTIVITIES:
Depreciation and amortization                    4,039        1,195           22           --         5,256
Decrease in accounts receivable,  net           (3,395)      (9,015)        (322)          --       (12,732)
Decrease in insurance
  company receivable                                --           --          805           --           805
(Increase) decrease in prepaid
  expenses and deposits                         (3,216)         616           10           --        (2,590)
Increase in deferred income taxes, net              --           --           --           --            --
(Increase) decrease in other assets             (2,490)           7            4           --        (2,479)
Increase (decrease)  from inter-
  company transactions                           2,919       (3,395)      (7,820)       8,296            --
Increase (decrease) in accrued salaries,
  wages, and payroll taxes                       4,280       (2,243)         200           --         2,237
Increase (decrease) in accrued workers'
  compensation and health insurance             (3,041)       1,025        1,941           --           (75)
Change in income taxes payable/receivable        4,531           (2)          --           --         4,529
Increase (decrease) in accounts payable           (614)         249          716           --           351
(Decrease) increase in other accrued
  expenses and long-term liabilities             2,229       (1,373)         135           --           991
                                             ---------    ---------    ---------    ---------     ---------
                                                 5,242      (12,936)      (4,309)       8,296        (3,707)
                                             ---------    ---------    ---------    ---------     ---------
    Net cash used in
      operating activities                      (5,079)      (6,612)      (2,337)          --       (14,028)
                                             ---------    ---------    ---------    ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                (352)         (30)           1           --          (381)
Business acquisitions                           (5,895)          --           --           --        (5,895)
Change in investments
  and marketable securities                      7,426           --           --           --         7,426
Cash released from restricted cash and
  investments                                       88           --           --           --            88
Disbursements for deferred costs                  (103)          --           --           --          (103)
                                             ---------    ---------    ---------    ---------     ---------
    Net cash (used in) provided by
      investing activities                       1,164          (30)           1           --         1,135
                                             ---------    ---------    ---------    ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock               3           --           --           --             3
Decrease in bank overdraft                        (308)     (13,419)          --           --       (13,727)
Payment of deferred
  loan costs                                        --           --           --           --            --
                                             ---------    ---------    ---------    ---------     ---------
    Net cash used in
      financing activities                        (305)     (13,419)          --           --       (13,724)
                                             ---------    ---------    ---------    ---------     ---------
Net decrease in cash and cash
  equivalents                                   (4,220)     (20,061)      (2,336)          --       (26,617)
CASH AND CASH EQUIVALENTS,
  beginning of period                            8,176       24,503        6,608           --        39,287
                                             ---------    ---------    ---------    ---------     ---------
CASH AND CASH EQUIVALENTS,
  end of period                              $   3,956    $   4,442    $   4,272    $      --     $  12,670
                                             =========    =========    =========    =========     =========

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS

                                                      For the Nine Months Ended September 30, 1998
                                             --------------------------------------------------------------
                                                                         Non-
(In thousands of dollars)                     Parent     Guarantors   Guarantors   Eliminating  Consolidated
                                             ---------    ---------    ---------    ---------     ---------
RECONCILIATION OF NET INCOME TO
  NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
Net income (loss)                            $ (13,795)   $   6,166    $     121    $  (6,287)    $ (13,795)
                                             ---------    ---------    ---------    ---------     ---------
ADJUSTMENTS TO RECONCILE
  NET INCOME TO NET CASH
  PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
Depreciation and amortization                    3,384        1,182           20           --         4,586
Decrease in accounts receivable,  net            9,300        6,509          781           --        16,590
Decrease (increase) in insurance
  company receivable                                --        5,430       (6,084)          --          (654)
(Increase) decrease in prepaid
  expenses and deposits                         (1,014)        (290)         210           --        (1,094)
Increase in deferred income taxes, net            (627)          --           --           --          (627)
(Increase) decrease in other assets             (2,370)       2,381          150           --           161
Increase (decrease)  from inter-
  company transactions                          19,032      (24,582)        (737)       6,287            --
Decrease in accrued salaries,
  wages, and payroll taxes                     (11,900)      (2,844)        (695)          --       (15,439)
Increase (decrease) in accrued workers'
  compensation and health insurance                 98         (482)     (16,050)          --       (16,434)
Increase (decrease) in accounts payable          4,412       (2,064)       3,128           --         5,476
Change in income taxes payable/receivable         (960)          --           --           --          (960)
                                             ---------    ---------    ---------    ---------     ---------
                                                19,355      (14,760)     (19,277)       6,287        (8,395)
                                             ---------    ---------    ---------    ---------     ---------
    Net cash provided by (used in)
      operating activities                       5,560       (8,594)     (19,156)          --       (22,190)
                                             ---------    ---------    ---------    ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment              (2,203)        (202)          --           --        (2,405)
Business acquisitions                             (534)        (344)         (22)          --          (900)
Deferred cost disbursements                       (633)          --           --           --          (633)
Change in investments
  and marketable securities                    (19,303)          --       18,887           --          (416)
                                             ---------    ---------    ---------    ---------     ---------
    Net cash (used in) provided by
      investing activities                     (22,673)        (546)      18,865           --        (4,354)
                                             ---------    ---------    ---------    ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock             199           --           --           --           199
Increase in bank overdraft                          --        2,420           --           --         2,420
Payment of deferred
  loan costs                                      (221)          --           --           --          (221)
                                             ---------    ---------    ---------    ---------     ---------
    Net cash (used in) provided by
      financing activities                         (22)       2,420           --           --         2,398
                                             ---------    ---------    ---------    ---------     ---------
Net decrease in cash and cash
  equivalents                                  (17,135)      (6,720)        (291)          --       (24,146)
CASH AND CASH EQUIVALENTS,
  beginning of period                           22,692       11,848        5,570           --        40,110
                                             ---------    ---------    ---------    ---------     ---------
CASH AND CASH EQUIVALENTS,
  end of period                              $   5,557    $   5,128    $   5,279    $      --     $  15,964
                                             =========    =========    =========    =========     =========

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

(3) SEGMENT INFORMATION

The Company, in relation to SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information," has defined the following five reportable segments: Core PEO services, Logistics Personnel Corp, TEAM Services, Stand-Alone Workers' Compensation services and US Xpress.

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

Information concerning revenue, gross profit and assets by business segment was as follows (in thousands):

                                   Quarter Ended          Nine Months Ended
                                    September 30,           September  30,
                               ----------------------   ----------------------
                                 1999         1998        1999         1998
                               ---------    ---------   ---------    ---------
Revenue
  Core PEO                     $ 143,842    $ 145,955   $ 422,017    $ 411,024
  US Xpress                           --       25,128          --      121,323
  LPC                             28,908       26,393      82,335       74,490
  TEAM                            49,668       33,470     123,063       97,860
  Stand-Alone                         --          690          --        2,268
                               ---------    ---------   ---------    ---------
  Consolidated Total             222,418      231,636     627,415      706,965
                               ---------    ---------   ---------    ---------
Gross Profit
  Core PEO                         6,254        6,163      17,380       19,280
  US Xpress                           --          133          --          (65)
  LPC                              2,098        2,854       6,282        7,261
  TEAM                               930          608       1,930        1,465
  Stand-Alone                         --         (788)         --       (1,034)
                               ---------    ---------   ---------    ---------
  Total                            9,282        8,970      25,592       26,907

Selling, General
  and Administrative Expense       8,821       12,608      25,205       32,719

Depreciation and Amortization      1,916        1,756       5,256        4,586
                               ---------    ---------   ---------    ---------
Loss from Operations              (1,455)      (5,394)     (4,869)     (10,398)
                               ---------    ---------   ---------    ---------
Other Income (expense)
  Interest income                    170          386         937        1,532
  Interest expense                (2,139)      (2,163)     (6,426)      (6,435)
  Other                                1            3          37            8
                               ---------    ---------   ---------    ---------
Loss before tax benefit           (3,423)      (7,168)    (10,321)     (15,293)
Income tax benefit                    --           --          --       (1,498)
                               ---------    ---------   ---------    ---------
Net loss                       $  (3,423)   $  (7,168)  $ (10,321)   $ (13,795)
                               =========    =========   =========    =========
Depreciation and Amortization
  Core PEO                     $   1,644    $   1,481   $   4,422    $   3,780
  LPC                                242          238         733          686
  TEAM                                30           36         101          117
  Stand-Alone                         --            1          --            3
                               ---------    ---------   ---------    ---------
  Consolidated Total           $   1,916    $   1,756   $   5,256    $   4,586
                               =========    =========   =========    =========

                             September 30,                          December 30,
                                 1999                                  1998
                               ---------                             ---------
Total assets
  Core PEO                     $ 110,237                             $  94,540
  LPC                             34,902                                35,192
  TEAM                            11,796                                29,380
  Stand-Alone                         --                                15,993
                               ---------                             ---------
  Consolidated Total           $ 156,935                             $ 175,105
                               =========                             =========

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

(4) CONTINGENCIES:

The Company has received a letter from the Arizona Department of Economic Security indicating that the Company has been assigned a higher state unemployment tax rate for calendar year 1994 than the Company believes it is entitled. In consultation with legal counsel the Company believes that based on Arizona Revised Statutes it is entitled to the lower rate. If it was ultimately determined that the higher rate applies, the Company would owe $500,000 (before interest and the income tax effect) more than what is reflected in the Company's financial statements. As of September 30, 1999, the compounded interest totaled approximately $290,000.

The State of New York has asserted that the Company is a successor for state unemployment insurance (SUI) purposes to certain entities from which the Company acquired limited assets in connection with the Hazar acquisition effective January 1996, and further asserted that the Company was subject to increased tax rates during 1996 and 1997 as a result of its successor status. The Company has settled the claim by agreeing to pay approximately $650,000, in increments of $100,000 in September 1999, $100,000 in October 1999, and $25,000 per calendar quarter commencing December 31, 1999 until the obligation, with interest, is paid in full.

The State of Ohio has issued an assessment of $5.2 million (plus penalty) relating to sales taxes potentially applicable to certain types of services. While the Company believes that no tax ultimately will be payable based on the preliminary assessment, there can be no assurance that this will be the case.

The State of Ohio issued a sales tax assessment in the amount of approximately $16.5 million (including interest and penalties) in July 1999 against HDVT, Inc. (the seller of certain assets acquired by the Company from Employers Trust in February 1997) with respect to the operations of HDVT prior to the Company's acquisition of certain assets of HDVT (then known as Employers Trust) in February 1997. The State of Ohio concurrently issued an assessment in the same amount against the Company as successor to HDVT. The Company believes that meritorious defenses are available to the assessment. In addition, $6.0 million of cash and 675,000 shares of the Company's Common Stock are being held in escrow for payment of amounts, if any, ultimately determined to be due pursuant to such assessment. If the Company is held to have liability pursuant to such assessment, the escrowed assets prove insufficient to satisfy such liability, and HDVT is unable to pay any such shortfall, the Company's maximum liability with respect to the assessment is approximately $3.2 million.

The Company has been named as a defendant in an action filed by James E. Gorman in Arizona Superior Court in August 1999 alleging breach of contract, fraud, defamation and related matters in connection with the termination of Mr. Gorman as the Company's president and chief executive officer in February 1999. The complaint seeks contractual damages of approximately $588,000 plus unspecified tort damages. The Company is contesting the claim vigorously.

International Color Services, L.L.C. filed for arbitration in December 1998 alleging breach of contract regarding fee issues under the PEO service agreement between the parties. The Company has filed a complaint in Superior Court, Maricopa County, Arizona in January 1999 seeking a declaratory judgment that the dispute is not subject to arbitration. Plaintiff has filed a motion to compel arbitration and a counterclaim seeking damages of over $400,000 plus attorneys fees and costs and unspecified punitive damages. The Company is contesting the claim vigorously.

From time to time, the Company is named as a defendant in lawsuits in the ordinary course of business. These lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

(5) SUBSEQUENT EVENTS:

The Company has entered into a loan and security agreement (the "Loan Agreement") with Foothill Capital Corporation and Ableco Finance LLC (the "Lenders") dated October 26, 1999 providing for a term loan of $10 million at an interest rate of 13.5% and a revolving loan (based on eligible accounts receivable) to a maximum of $10 million (including letters of credit drawn thereunder) at an interest rate of prime plus 2%. The Company received the proceeds of the term loan on October 29, 1999.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

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

Workers' compensation liabilities are fully insured under a guaranteed cost policy, subject to limited exceptions described below. Accordingly, workers' compensation expense includes premiums paid to the Company's third party insurance carriers for workers' compensation insurance. Workers' compensation expense also includes the cost of a defined portfolio of stand-alone policies in place at December 31, 1997 which expired at various dates during 1998 and as to which the Company retains liability of $250,000 per occurrence plus certain fees; and costs under the Company's self-insurance program in Ohio, with respect to which the Company retains liability of $50,000 per occurrence.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS--

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

                                    Quarter Ended September 30,          Nine Months Ended September 30,
                                -----------------------------------    -----------------------------------
                                              Percent                                Percent
(In thousands of dollars)         1999        Change        1998         1999        Change        1998
                                ---------    ---------    ---------    ---------    ---------    ---------
Revenues                        $ 222,418           (4)   $ 231,636    $ 627,415          (11)   $ 706,965
Cost of revenues                  213,136           (4)     222,666      601,823          (12)     680,058
Gross profit                        9,282            3        8,970       25,592           (2)      26,207
Selling, general
  and administrative                8,821          (30)      12,608       25,205          (23       32,719
Depreciation and amortization       1,916            9        1,756        5,256           15        4,586
Interest income                       170          (56)         386          937          (39)       1,532
Interest expense                    2,138           (1)       2,160        6,389           (1)       6,427
Income tax benefit                     --           --           --           --           --       (1,498)
Net loss                           (3,423)         (52)      (7,168)     (10,321)         (25)     (13,795)

REVENUES

Revenues decreased to $222.4 million for the quarter ended September 30, 1999 from $231.6 million for the quarter ended September 30, 1998, a decrease of 4%. For the nine months ended September 30, 1999, revenue was $627.4 million compared to $707.0 million for the nine months ended September 30, 1998, a decrease of 11%. The primary contributing factor to the decline in 1999 revenues over last year was the termination of US Xpress as a major customer in August of 1998. US Xpress was an unprofitable customer relationship that contributed $25.1 million to third quarter 1998 revenues and $121.3 million to revenues for the first nine months of 1998. Excluding this revenue, 1999 revenues for the quarter and nine months ended September 30, 1999 reflected increases of $15.9 million and $41.8 million for each respective period. The number of worksite employees decreased to approximately 37,300 covering approximately 2,015 client companies at September 30, 1999 from approximately 42,600 covering 2,040 client companies at September 30, 1998. The primary contributing factor to the decline in employees was the loss of approximately 6,500 worksite employees from US Xpress. The Company is agressively signing additional worksite employees primarily through its national account program.

COST OF REVENUES

Cost of revenues decreased 4% to $213.1 million in the quarter ended September 30, 1999 from $222.7 million for the quarter ended September 30, 1998. For the nine month period ended September 30, 1999, the cost of revenues was $601.8 million, a decrease of 12% over the $680.1 million for the nine month period ended September 30, 1998. This decrease is primarily due to the decrease in the Company's business related to the termination of US Xpress as described above. Cost of revenues may increase in 2000 if the Company is unable to obtain guaranteed cost workers' compensation insurance coverage on terms that are comparable to the 1999 policy year. The Company currently is in the process of completing negotiations for its 2000 workers' compensation program. See "Outlook: Issues and Risks - Increases in Health Insurance Premiums, Unemployment Taxes and Workers' Compensation Rates; Availability of Programs." The Company's 2000 healthcare costs are expected to increase commensurate with premium increases being implemented throughout the healthcare industry. While most of the increase may be passed along to the customer, it is anticipated that the Company will absorb a portion of the increase to minimize customer attrition.

GROSS PROFIT

The Company's gross profit margin increased to 4.2% in the quarter ended September 30, 1999 from 3.9% in the quarter ended September 30, 1998. For the nine month period ended September 30, 1999, the gross profit margin was 4.1% compared to 3.7% for the same period in 1998. This increase was attributable to several factors including the impact of repricing existing customers to meet the Company's minimum pricing standards, Company initiated terminations of other unprofitable customers, and the favorable impact on heath insurance costs associated with the settlement of the dispute with US Xpress.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the quarter ended September 30, 1999 decreased approximately $3.8 million to $8.8 million, or 30%, from $12.6 million for the quarter ended September 30, 1998. Included in the quarter ended September 30, 1999 was a provision for uncollectible accounts receivable of $1.2 million, of which $1.0 million related to a revised estimate of collectibility for certain aged receivables. While the Company continues to aggressively pursue collection of its aged accounts receivable, additional charges may be required in the fourth quarter. For the nine month periods ended September 30, 1999 and 1998, respectively, selling, general and administrative expenses were $25.2 million and $32.7 million, a 23% decrease. The expense savings are primarily the result of cost savings initiated during the fourth quarter of 1998, as well as certain incremental initiatives implemented during 1999.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization represents depreciation of property and equipment and amortization of organizational costs, customer lists and goodwill. For the quarter ended September 30, 1999, depreciation and amortization expense totaled $1.9 million compared to $1.8 million for the quarter ended September 30, 1998. Total depreciation and amortization expense for the nine months ended September 30, 1999 was $5.3 compared to $4.6 million for the nine month period ended September 30, 1998. The increase is primarily due to additional purchase price paid on the Employers Trust acquisition in 1999.

INTEREST

Interest expense for the quarter ended September 30, 1999 totaled $2.1 million compared to $2.2 million for the quarter ended September 30, 1998. For the nine month periods ended September 30, 1999 and 1998, interest expense totaled $6.4 million. Interest expense in future periods will increase as a result of the Company obtaining a new $20 million term loan and revolving credit facility (see "Liquidity and Capital Resources" below).

EFFECTIVE TAX RATE

The Company's effective tax rate provides for federal, state and local income taxes. As of September 30, 1999, the Company has incurred losses in excess of what can be carried back and applied against prior years' income to generate federal income tax refunds. The remaining operating loss will be available for carry-forward benefit only to the extent of any subsequently generated taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company defines liquidity as the ability to mobilize cash to meet operating and capital needs. The Company's primary use of cash in the nine months ended September 30, 1999 was for the payment of interest and other operating activities, the prepayment of workers' compensation premiums and the reduction in bank overdrafts. The Company's liquidity position also was materially reduced during the first nine months of 1999 due to the payment of $6.5 million of additional purchase price for the Company's February 1997 acquisition of assets from Employers Trust. One additional purchase price disbursement of $1.0 million is due to be paid in the fourth quarter of 1999. The Ohio Bureau of Workers' Compensation has requested a $1.8 million letter of credit to secure the Company's contingent liability associated with its self insured Ohio workers' compensation insurance, which the Company anticipates using a portion of a new revolving line of credit to secure (see discussion below). See "Outlook: Issues and Risks - Future Capital and Liquidity Needs; Uncertainty of Additional Financing and Substantial Leverage."

The Company has entered into a loan and security agreement (the "Loan Agreement") with Foothill Capital Corporation and Ableco Finance LLC (the "Lenders") dated October 26, 1999 providing for a term loan of $10 million at an interest rate of 13.5% and a revolving loan (based on eligible accounts receivable) to a maximum of $10 million (including letters of credit drawn thereunder) at an interest rate of prime plus 2%. The Company received the proceeds of the term loan on October 29, 1999. The Company does not currently intend to draw on the revolving loan facility except to the extent of a letter of credit to be issued in favor of the State of Ohio (as discussed above). The Company paid a closing fee of $800,000 and will pay a commitment fee of 50 basis points on the unused portion of the revolving line, as well as letter of credit fees of 2.0%. If the term loan then remains outstanding, the interest rate thereon increases by 25 basis points per month beginning on July 29, 2000 and a fee of $100,000 is payable on July 29, 2000 and on October 29, 2000. The Loan Agreement matures on January 1, 2001. The principal loan covenants are as follows: tangible net worth of ($72,390,000) at December 31, 1999, ($71,320,000) at March 31, 2000, ($70,220,000) at June 30, 2000, ($68,270,000) at September
30, 2000 and  ($66,090,000)  at December  31,  2000;  and EBITDA (as defined) of

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

$1,230,000  at December 31, 1999,  $2,560,000  at March 31, 2000,  $2,780,000 at
June 30, 2000,  $3,410,000 at September 30, 2000 and  $3,770,000 at December 31,
2000. The Loan Agreement also includes covenants relating to capital expenditure limits and worksite employee headcount and average gross margin requirements. The Loan Agreement further contains, among other limitations, restrictions on mergers or the sale of significant assets or use of the proceeds thereof, investments and business acquisitions, and additional indebtedness or liens. The Loan Agreement includes certain other customary covenants, and is secured by substantially all of the Company's assets (including pledges of the stock of the Company's subsidiaries and control agreements over substantially all of the Company's cash accounts).

Cash used by operating activities was $14.0 million for the nine months ended September 30, 1999 compared to cash used by operating activities of $22.2 million for the nine months ended September 30, 1998. Operating cash flows are derived from customers for full PEO services rendered by the Company. Payments from PEO customers typically are received on or within a few days of the date on which payroll checks are delivered to customers, and cover the cost of the payroll, payroll taxes, insurance, other benefit costs and the Company's administration fee. The Company's TEAM Services and LPC operations extend credit terms generally from seven to 45 days as is customary in their respective market segments. If the Company expands in these market segments or enters into new market segments, or extends credit to additional clients, its working capital requirements may increase. Included in other assets is a net receivable of approximately $1.4 million from a single stand-alone client as to which disputes have risen. The Company has initiated litigation against the former client seeking, among other remedies, collection of the receivable. While the Company believes that it will prevail in the litigation, there can be no assurance that this will be the case and an adverse outcome could result in the write-off of all or a substantial portion of the unreserved balance of the receivable.

Cash provided from investing activities was $1.1 million during the nine months ended September 30, 1999, compared to $4.4 million used during the comparable prior year period. Included in investing activities in 1999 is the sale of $7.4 million in marketable securities to fund the subsequent payment of additional purchase price on the 1997 acquisition of Employer's Trust. Future acquisitions are not expected to be a significant use of cash.

For the nine months ended September 30, 1999 and 1998, capital expenditures were $381,000 and $2.4 million, respectively. Capital expenditures in 1998 consisted primarily of computer equipment to enhance the Company's ability to support the Company's increased client base and the centralization of payroll processing and accounting systems. During 1999, the Company expects to continue to invest in additional computer and technological equipment. Although the Company continuously reviews its capital expenditure needs, management expects that 1999 capital expenditures will continue in order to meet the needs of the Company's base of worksite employees.

Cash used in financing activities was $13.7 million for the nine months ended September 30, 1999 compared to cash provided by financing activities of $2.4 million for the same period in 1998. Cash use in 1999 was primarily for the reduction of bank overdrafts.

At September 30, 1999 and December 31, 1998, the Company had working capital of $19.4 million and $31.7 million, respectively.

During the second quarter of 1999 the Company's primary bank asked it to maintain collateral at the bank for the various transactions, such as payroll checks, tax payments, and other transactions conducted through the bank in the ordinary course of the Company's business. The Company agreed to maintain a deposit of $5 million as collateral, which has subsequently been reduced to $2.5 million. The Company intends to provide a letter of credit collateralized by the new revolving credit facility to eliminate the remaining cash collateral requirement.

See "Outlook: Issues and Risks" below and, in particular, "Future Capital and Liquidity Needs; Uncertainty of Additional Financing;" Substantial Leverage;" and "Litigation and Other Contingencies" and "Credit Risks; Employer Liability."

OUTLOOK: ISSUES AND RISKS

The following issues and risks, among others (including those discussed elsewhere herein), should also be considered in evaluating the Company's outlook.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

FUTURE CAPITAL AND LIQUIDITY NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

The Company currently anticipates that its available cash resources (including the Loan Agreement described in "Liquidity and Capital Resources," above) combined with anticipated funds from operations will be sufficient to meet its presently anticipated working capital and capital expenditures requirements under its 1999-2000 operating plan. The Company will need to raise additional funds through public or private debt or equity financing if the revenue and cash flow elements of its 1999-2000 operating plan are not met, to take advantage of unanticipated opportunities, to respond to unanticipated competitive pressures or adverse outcomes associated with litigation or other claims, or to deal with unanticipated cash requirements, such as material customer payment defaults. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current shareholders of the Company will be reduced, perhaps materially, and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's business, operating results, financial condition and ability to operate will be materially adversely affected.

SUBSTANTIAL LEVERAGE

The Company has incurred significant debt primarily in connection with its October 1997 issuance of its 10% Senior Notes due 2004 (the "Notes") and the
October 1999 Loan Agreement. As of September 30, 1999, the Company had outstanding senior indebtedness of $85.0 million and stockholders' equity of approximately $7.0 million, respectively. On October 29, 1999, the Company incurred additional indebtedness of $10.0 million upon receipt of the proceeds of the term loan provided under the Loan Agreement.

The Company's ability to make scheduled principal payments in respect of, or to pay the interest on, or to refinance, any of its indebtedness (including the Loan Agreement and the Notes) will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors beyond its control. Based upon the Company's 1999-2000 operating plan, management believes that cash flow from operations and other available cash will be adequate to meet the Company's anticipated future requirements for working capital expenditures, scheduled lease payments and scheduled payments of interest on its indebtedness, including the Loan Agreement and the Notes. However, the Company may not have sufficient liquidity to deal with unanticipated cash needs. Also, the Company may need to refinance all or a portion of the principal of the Loan Agreement or the Notes at or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated growth will occur or that funds will be available from other sources or otherwise in an amount sufficient to enable the Company to service or refinance its indebtedness, including the Loan Agreement and the Notes, or make anticipated capital expenditures and lease payments. In addition, there can be no assurance that the Company will be able to effect any such refinancing (or any equity financing) on commercially reasonable terms. See "Future Capital and Liquidity Needs; Uncertainty of Additional Financing;" "Litigation and Other Contingencies" and "Liquidity and Capital Resources."

The degree to which the Company is leveraged could have important consequences, including, but not limited to, the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to debt service, including repayment of principal, and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future could be limited; and (iii) the Loan Agreement and Notes indenture contain financial and restrictive covenants that limit the ability of the Company to, among other things, borrow additional funds. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company's business and financial performance.

ISSUANCE OF ADDITIONAL SHARES

The Company is a party to several agreements that call for the issuance of additional shares of its Common Stock during 1999. Under an agreement pursuant to which securities class action litigation was settled, the Company is required to issue 851,149 shares of Common Stock to members of the plaintiff class upon receipt of appropriate instructions from plaintiffs' counsel. The Company also is required to issue shares of Common Stock in payment of the purchase price for the June 1996 acquisition of the Company's TEAM Services subsidiary. The number of shares issuable was recently calculated (based on TEAM's results for the 12 months ended June 30, 1999) to be approximately 2,160,000 shares, though this issuance may be reduced or cancelled under certain circumstances if the Company completes the sale of TEAM Services (of which there can be no assurance; see
Part II, Item 5 -- "Other Matters"). The Company also is required to issue shares of Common Stock in payment of the remaining purchase price for the September 1997 acquisition of the ERC companies. The number of shares issuable was recently agreed by the parties to be approximately 1,150,000 shares, though the Company has the right to withhold such shares as security for indebtedness owed to the Company by the seller of the ERC companies.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

As part of the December 1998 acquisition of Fidelity Resources Corporation, ("Fidelity"), the Company issued 625,000 restricted shares of Common Stock in December 1998 to two individuals who owned the acquired company. If the price of the Company's Common Stock (based on the average price during the 20 days prior to December 1, 1999 (the "Anniversary Price")) is less than $4.00, the Company is required to provide additional cash consideration or issue additional restricted shares (or any combination thereof, in the Company's discretion) in an amount sufficient so that the aggregate value of the 625,000 shares (valued at the Anniversary Price) plus such additional consideration equals $2.5 million. In view of recent closing prices of the Company's Common Stock, the Company likely will be obligated to issue a significant number of shares of Common Stock pursuant to this provision.

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

RESTRUCTURING AND COST-REDUCTION PLAN; EFFECT ON CLIENT RETENTION

The Company recently effected a restructuring and cost-reduction plan primarily involving the closing of remote payroll processing centers and other offices and various other expense reduction strategies. Back office functions were consolidated at the Company's corporate headquarters. While the Company believes that completion of the plan will result in long-term improvements in its operational and customer service capabilities (in addition to significant operating expense reductions), the plan resulted in increases in client attrition and decreases in internal sales due primarily to short-term disruptions in client service. While the Company has recently taken measures to improve customer service and reduce attrition, there can be no assurance that the effectiveness of these measures can be maintained.

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

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

Through acquisitions and internal growth, a significant percentage of the Company's clients is in the transportation industry. Increased concentration in a single industry could make the Company subject to risks and trends of that industry. Also, certain aspects of the transportation industry may be subject to particular risks, such as the risk of property damage, injury and death from accidents inherent in the operation of a motor vehicle. In addition, the Company is providing driver leasing services through LPC, in which the Company acts as sole employer, which may increase risk to the Company as a result of the direct nature of the employment relationship.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

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

At September 30, 1999, the inventory, priority assessment and internal compliance assessment phases are substantially completed. Prioritization of items has been based on the level of disruption to Company operations and client service that would result from noncompliance. While Year 2000 issues present significant risks for the Company due to the nature of its business, no significant noncompliance issues were identified during these phases, though there can be no assurance that such issues will not be identified in the future. Due in part to the Company's relatively short operating history, the Company operates only one so-called "legacy" system, limiting its exposure to certain Year 2000 issues.

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

The Company has also assessed its third party relationships and has identified a list of vendors that it considers most significant to its operations. These vendors primarily include third party hardware and software vendors, financial institutions, taxing authorities, third party administrators and benefit providers. The Company already has obtained compliance statements from a substantial majority of its key vendors (generally through information publicly available from such vendors), and is continuing the process of requesting written information from designated key vendors regarding their Year 2000 plans and state of readiness. Upon completion of the third-party evaluation and the testing of its internal systems, the Company intends to test significant data interfaces with third party vendors to verify their compliant status.

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is named as a defendant in lawsuits in the ordinary course of business. See Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook: Issues and Risks - Litigation and Other Contingencies; Uncertainty of Extent of PEO's
Liability; Government Regulation of PEOs; and Credit Risks - Employer Liability." Reference is made to the Company's prior Reports on Form 10-Q during 1999 for information concerning certain legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(b) The Company has entered into a loan and security agreement (the "Loan Agreement") with Foothill Capital Corporation and Ableco Finance LLC (the "Lenders") dated October 26, 1999 providing for a term loan of $10 million at an interest rate of 13.5% and a revolving loan (based on eligible accounts receivable) to a maximum of $10 million (including letters of credit drawn thereunder) at an interest rate of prime plus 2%. Among other covenants and restrictions, the Loan Agreement prohibits the payment of dividends and the repurchase of shares of the Company's Common Stock. For additional information about the Loan Agreement, see Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

(c) The Company issued shares of its Common Stock in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933 in settlement of separate litigation matters as follows: 547,368 shares to US Xpress Enterprises, Inc. in June 1999; 675,000 shares to HDVT, Inc. in August 1999; 25,000 shares to Ladenburg, Thalmann & Co., Inc. in August 1999; and 16,361 shares to Blanchard S. Marriott, Jr. in September 1999. The Company issued a five-year warrant for the purchase of 75,000 shares of its Common Stock at an exercise price of $1.00 to Silvermen Heller Associates in August 1999 in connection with retaining such firm to provide investor relations services.

ITEM 5. OTHER MATTERS

The Company previously reported that it had signed a letter of intent to sell its TEAM Services subsidiary ("TEAM") to Jeffery A. Colby, TEAM's current president and a member of the Company's Board of Directors. Such letter of intent expires by its terms on November 15, 1999. The Company continues to explore the sale of TEAM and is considering expressions of interest from other potential purchasers. The Loan Agreement provides that the consent of the Lenders is required for such sale if it is not completed by March 31, 2000.

The Company recently received a notice concerning the continued listing of its Common Stock on the Nasdaq Smallcap Market because, based on the closing price of the Company's Common Stock on certain trading days, the Company was not in compliance on such days with Nasdaq's requirement to maintain a market capitalization of at least $35 million. The Company has provided Nasdaq with a written compliance plan and believes that any noncompliance that has occurred is due to temporary market factors. If the Company's compliance plan is deemed insufficient by Nasdaq, a hearing will be scheduled to consider the Company's continued listing. ESI's Common Stock will continue to trade on Nasdaq pending the conclusion of this process.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     10.1 Loan and Security Agreement dated as of October 26, 1999 by and among Employee Solutions, Inc. and certain of its subsidiaries, Foothill Capital Corporation and Ableco Finance LLC

     27    Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     Not applicable.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EMPLOYEE SOLUTIONS, INC.


Date: November 15, 1999                 /s/ Quentin P. Smith, Jr.
                                        ----------------------------------------
                                        Quentin P. Smith, Jr.
                                        Chief Executive Officer


                                        /s/ John V. Prince
                                        ----------------------------------------
                                        John V. Prince
                                        Chief Financial Officer