Form 10-K
period 1999-12-31
EMPLOYEE SOLUTIONS INC
filed 2000-03-30
CIK 904897

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________ to _________________

                         Commission file number: 0-22600

                            EMPLOYEE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

          Arizona                                    86-0676898
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)

                   6225 N. 24th Street, Phoenix, Arizona 85016
                    (Address of principal executive offices)

                    Issuer's telephone number: (602) 955-5556

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
            Title of each class:                    on which registered:
            --------------------                    --------------------
                  NONE                                      N/A

           Securities Registered Pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
   Rights to Purchase Shares of Series A Junior Participating Preferred Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the $.78 closing price of the Registrant's Common Stock as reported on the NASDAQ SmallCap Market on March 20, 2000, was approximately $29.9 million. Effective March 22, 2000, the Company's Common Stock is traded on the OTC Bulletin Board. Shares of Common Stock held by each executive officer and director and by any person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of outstanding shares of the Registrant's Common Stock as of March 20, 2000, was 38,433,027.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                            EMPLOYEE SOLUTIONS, INC.

                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  BUSINESS                                                            2

ITEM 2.  PROPERTIES                                                         13

ITEM 3.  LEGAL PROCEEDINGS                                                  14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                15

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT                               15

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS                                               16

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA                               17

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                               18

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         34

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        34

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                          34

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 34

ITEM 11. EXECUTIVE COMPENSATION                                             34

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                                    34

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     34

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K                                               35

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

ITEM 1. BUSINESS

THE COMPANY

Employee Solutions, Inc. (together with its subsidiaries "ESI" or the "Company") is one of the largest professional employer organizations ("PEO") in the United States, specializing in integrated employment outsourcing solutions for small and mid-sized businesses. As of December 31, 1999, the Company served approximately 1,900 client companies representing 34,900 worksite employees in approximately 46 states.

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

As a PEO, ESI and its "client company" typically agree that ESI will become the "employer of record" for the client company's employees. ESI generally assumes designated obligations for payroll processing and reporting, payment of payroll taxes, human resources management and the provision of employee benefit plans and risk management/workers' compensation services. Additionally, ESI may provide other products and services directly to worksite employees, such as employee payroll deduction programs for disability and specialty health insurance, and other personal financial services. The client company generally retains management control of the worksite employees, including hiring, supervision and termination and determining the employees' job descriptions and salaries.

INDUSTRY OVERVIEW

The PEO industry has undergone rapid growth in recent years. Industry analysts expect the PEO industry to continue to grow rapidly due to the increased regulatory and administrative burden being experienced by all employers and the ongoing requirements of businesses to manage their overall employee related costs.

The PEO industry began to evolve in the 1980s, primarily in response to the increasing burdens on small to medium-sized employers resulting from a complex regulatory and legal environment. While various service providers assisted these businesses with specific tasks, PEOs began to emerge as providers of a more comprehensive range of employment-related services. As the industry has evolved, the term "professional employer organization" came to be used to describe an entity that establishes a three-party relationship among the PEO, a client business, and the employees of that client business. For client employers, PEOs can perform the functions of human resources, payroll and benefits administration departments of larger companies. The PEO offers employers a one-stop shop with a menu of choices for the client company to bundle the payroll and benefit related services into one contract. The primary services performed by PEOs are payroll administration, workers' compensation insurance, medical benefits and 401(k) retirement plans. The growth of the PEO industry results, in significant part, from the demand by relatively small businesses for assistance in administrative aspects of the employer/employee relationship, as well as a means to allow participation of their employees in attractive employee benefit programs. By having their employees become part of a larger employee pool, employers often can provide access to enhanced benefits, such as medical insurance, which would not be economically available to relatively small employers.

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

CUSTOMERS

As of December 31, 1999, the Company's full-service PEO customer base consisted of approximately 1,900 customer companies, representing approximately 34,900 employees in 46 states. At that date, the Company had customers in more than 12 specific industries, based on Standard Industrial Classification (SIC) codes, and no more than 29% of the Company's customers were classified in any one SIC code. The Company's approximate customer company distribution by major industry grouping as of December 31, 1999 is set forth below:

                                                                  Percent of
     Industry Group                                                Customers
     --------------                                                ---------
     Transportation:
        Private carriage/driver leasing                               10%
        For hire/standard PEO                                         19
                                                                     ---
          Total                                                       29
     Services:
        Professional                                                  13
        Light Industrial                                               4
        Real Estate                                                    3
                                                                     ---
          Total                                                       20

       Manufacturing                                                   7
       Construction                                                    9
       Retail Trade                                                    6
       Entertainment                                                  21
       Wholesale Trade                                                 4
       Agriculture and Fishing                                         1
       Other                                                           3

As part of its business strategy, the Company has historically targeted a nationwide customer base. The Company seeks to maintain an overall diversity of customers, in both industries and geographical scope. This diverse base enables the Company to minimize its exposure to cyclical downturns in specific industries and geographic regions. The Company recently refocused its sales and marketing efforts to target industries and geographic territories that it believes present the greatest opportunities for profitable growth, and to emphasize marketing through third-party alliances.

The Company's average full-service PEO customer had approximately 12 employees as of December 31, 1999 (excluding TEAM Services which employs a substantial number of worksite employees in the entertainment industry on a part-time or periodic basis), while the average customer added through internally-generated sales in 1999 was 11 employees. The Company focuses primarily on employers with fewer than 500 employees. However, the Company believes that the benefits of PEO services remain attractive for larger employers in many circumstances.

The Company generally has benefited from a high level of customer retention, resulting in a significant recurring revenue stream. One common industry standard for measuring attrition is computed by dividing the number of customers lost during the period by the sum of the number of customers at the beginning of the period plus the number of customers added during the period (Customer Attrition Rate). Based on this standard, the Company's Customer Attrition Rate was approximately 19%, 17% and 25%, respectively, for the years ended December 31, 1999, 1998, and 1997. The Company's Customer Attrition Rate is attributable to a variety of factors, including (i) termination by the Company because the customer did not make timely payments or failed to meet the Company's customer risk profile, (ii) customer nonrenewal due to repricing, or service or price dissatisfaction and (iii) customer business failure, downsizing, or sale or acquisition of the customer. The Company experienced increased attrition in late 1998 and early 1999 following the closure of certain field offices in connection with a restructuring plan. The Company also experienced increased attrition in 1999, particularly in its core PEO services. While a portion of this attrition resulted from the Company's proactive elimination of unprofitable or high-risk customers, the Company also experienced attrition based on violation of
noncompetition   agreements  by  former  salespersons  and  other  factors.  The
Company's 2000 operating plan includes continuing improvements in customer service functions to reduce attrition, and the Company is aggressively seeking to enforce its noncompetition agreements.

The general division of responsibilities between the Company and its customer as co-employers under the Company's standard forms of customer agreements for PEO services is as follows:

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

     THE CUSTOMER:

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

     JOINT:

* Implementation of policies and practices relating to the employer/employee relationship
*    Employer liability under workers' compensation laws

The Company varies its standard contractual terms, including the apportioning of responsibilities, when necessary to meet various states' regulatory requirements or other circumstances. For example, certain states require the Company to retain certain additional control rights over worksite employees as compared to the Company's standard arrangements.

The Company's contracts with its customers historically were subject to cancellation by either party upon 30 days written notice, and could be canceled more quickly by the Company under certain circumstances such as nonpayment of fees by the client. In 1999, the Company began entering into multi-year service agreements with new customers, subject to earlier termination in the event of certain breaches. The fee paid by the customer to the Company includes amounts for gross payroll and wages and a service fee (from which the Company must pay employment taxes and benefits and workers' compensation coverage). The specific service fee varies by customer based on factors including market conditions, customer needs and services required, the customer's workers' compensation and benefit plan experience and the administrative resources required. The service fee generally is expressed as a fixed percentage of the customer's gross salaries and wages.

The Company also provides driver leasing services in which the Company acts as sole employer of the worksite employee. In such cases, the Company contracts with certain of its customers to provide transportation workers who are sole employees of the Company. For these workers, the Company makes hiring, termination and placement decisions, and assumes more related obligations than in the general "co-employer" relationship. The Company may also contract to provide additional services on a fee basis, such as negotiating collective bargaining agreements on behalf of its clients, maintaining department of transportation requirements and drug testing. The Company expects that for certain industries this type of all-inclusive program will become a more significant part of its business, which may expose the Company to greater risk of liability for its employees' actions both because of the nature of the employment relationship and because of the incidence of injuries inherent in a transportation program (such as those from vehicle accidents).

SERVICES AND PRODUCTS

The Company provides its customers with a comprehensive offering of employment-related services and products. The Company's flexible approach allows its customers to select packages best suited for their needs. These services and products generally cover five categories: payroll, human resources administration, regulatory compliance, risk management/workers' compensation, and benefits programs.

PAYROLL

As the employer of record, the Company assumes responsibility for making payroll payments to the worksite employees and for payroll tax deposits, payroll tax reporting, employee file maintenance, unemployment claims, and monitoring and responding to changing laws and regulations relating to payroll taxes. Although the Company typically bills a customer in advance of each payroll date and reserves the right to terminate its agreement with the customer if payment is not received within two days of the billing date, limited extended payment terms are offered in certain cases subject to local competitive conditions. In certain industry segments where such practices are customary (such as those in the entertainment industry and in certain parts of the transportation industries) the Company extends to its clients payment terms ranging from 15 to 45 days. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

HUMAN RESOURCES ADMINISTRATION

The Company's comprehensive human resources services reduce the employment-related administrative burdens faced by its customers. Worksite employer supervisors are provided with consulting services, which can include employee handbook preparation, policy and procedure review, job description development, and an analysis of performance review processes and/or employment-related documentation procedures. The Company is a party to collective bargaining agreements in its driver leasing programs and in certain aspects of its TEAM Services business, and is available to provide other customers with assistance in collective bargaining upon request. In certain market segments, the Company also provides placement services.

EMPLOYER REGULATORY COMPLIANCE

The Company, upon request, helps its customers understand and comply with employment-related requirements. Laws and regulations applicable to employers include state and federal tax laws, state unemployment laws, federal and state job security/plant closing laws, workers' compensation laws, occupational safety and health laws, laws governing benefits plans such as ERISA and COBRA, immigration laws, the Americans with Disabilities Act, family and medical leave laws, and discrimination, sexual harassment and other civil rights laws.

RISK MANAGEMENT/WORKERS' COMPENSATION

The Company offers its customers a fully-insured, first-dollar coverage workers' compensation insurance program. The Company's risk management/workers' compensation program provides its customers with access to safety programs through the Company's experienced safety professionals, early return to work programs and access to managed care networks for workers' compensation services as part of the PEO package.

BENEFITS PROGRAMS

The Company believes it generally can obtain employee benefits, negotiate annual plan arrangements, and administer the plans and related claims at rates generally not available to small and medium-sized firms (depending upon geographic location, plan design and census demographics of the group). The Company's benefits programs include (i) major medical indemnity, preferred provider and health maintenance organization plans; (ii) group term life and accidental death and dismemberment insurance; (iii) dental indemnity and preferred provider insurance; (iv) vision care discount programs; (v) long term disability insurance; and (vi) short term disability and other supplemental insurance programs. Except for one self-insured health care program, the health care programs of the Company are fully insured by third-party insurers. See "Medical Programs" below. In addition, the Company offers pre-tax premium conversion and health care and dependent care spending plans, and qualified retirement plans, such as 401(k) plans, in which worksite employees may participate, and assists the customer by helping explain the advantages and mechanics of such programs to employees.

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

The Company recently announced a preliminary agreement with American Heritage Life ("AHL"), a member of the Allstate Group, under which the parties will form a strategic alliance for the marketing of AHL's comprehensive portfolio of voluntary health and life insurance products to the Company's worksite employees. The parties are in the process of negotiating a definitive agreement and currently expect to commence marketing efforts during the second quarter of 2000.

SALES AND MARKETING

Although the PEO industry has grown significantly since its inception, it has not yet achieved widespread customer familiarity in many markets. As a result, the Company generally must first explain to potential clients what a PEO does and the benefits a PEO generally offers before the Company can sell its particular services to the potential customer. The Company believes that its business-to-business PEO enterprise solution can best be sold by experienced sales representatives at individual, face-to-face meetings with potential clients. Commencing in 1999, the Company is implementing several new sales channel distribution methods.

STRATEGIC ALLIANCE PARTNERS

The Company has aggressively worked to establish long-term strategic alliance partners with numerous organizations around the United States through which the Company offers its services to the organizations' members on a preferred basis. The Company has established definitive agreements with the following organizations:

Cold Stone Creamery                                             10 years

Office Furniture USA                                            10 years

Greater Phoenix Chamber of Commerce                             10 years

Grand Canyon Minority Supplier Development Council               3 years

House Doctors                                                   12 years

New Horizons Computer Learning Centers                    In 6 month pilot phase

Performance Resources                                           10 years

Irvine Chamber of Commerce                                       1 year

The Company has also performed endorsed sales into MAACO franchise and Best Western member locations, though the Company has determined that it will not pursue additional Best Western member locations in the future due primarily to the availability of opportunities providing more significant profit potential. The Company will continue to establish strategic alliance partnerships within 11 targeted geographic markets.

TECHNOLOGY SALES DIVISION

The Company has identified technology companies as favorable candidates for PEO services due primarily to higher average compensation structures and Internet capability. The Company has established sales offices in Boston, San Francisco and Phoenix focused on selling into the technology marketplace.

TELESALES

The Company has established a telesales function with three primary responsibilities: upselling new Company products or enhanced Company products and services to the Company's existing customer base; identifying the members within a strategic alliance partner organization that are most likely to be receptive to the Company's PEO services, and assisting with sales of American Heritage Life products by coordinating and scheduling meetings between AHL agents and the Company's customers. The Company also is expanding its Website to support the sale of certain of its value-added products via the Internet.

SALES MANAGEMENT AND PERSONNEL

The Company's senior sales management and sales administration functions are located at its Phoenix headquarters. Headquarters provides ongoing sales and customer support training and sales support to all Company sales representatives, assists in new prospect proposals, performs detailed price analysis on each prospective customer, and manages business submissions. The Company's field sales operations are coordinated by regional sales managers located in various cities, who manage a network of full-time sales representatives and part-time sales agents. At December 31, 1999, the Company's sales force included 45 sales representatives. The Company intends to build and maintain an internal sales force consisting primarily of employee sales representatives. The Company's sales representatives currently are compensated with a competitive base salary and a gross profit focused commissions schedule, subject to certain vesting and production requirements. Sales managers also receive a competitive base salary and an override commission on sales generated by sales representatives that report to them.

MARKETING

The Company's marketing department provides comprehensive marketing support for all of the Company's operations. This support focuses on communications strategies and materials, market research and analysis, product development and marketing alliances for value added-products and services. The marketing department also provides empirical data for salespersons to assist in prospecting activities in targeted industries and regions. The marketing department has developed a communications strategy to provide continuity and consistency of the Company's message. This strategy also seeks to expand the Company's contacts through new relationships and expand relationships with current clients.

MARKETING ALLIANCES

As discussed above, the Company recently announced a preliminary agreement with AHL under which the parties will form a strategic alliance for the marketing of AHL's comprehensive portfolio of voluntary health and life insurance products to the Company's worksite employees. The parties are in the process of negotiating a definitive agreement and currently expect to commence marketing efforts during the second quarter of 2000. The Company intends to enter into additional marketing alliances that it believes may enhance the marketing of its products and services by leveraging from the experience, industry expertise, geographical reach and customer contacts of such alliances.

COMPETITION

The market for many of the services provided by the Company is highly fragmented with over 2,200 PEOs currently competing in the United States. Many of these PEOs have limited regional or state specific operations and relatively few worksite employees, though a few, including Staff Leasing, Inc. and Administaff, Inc., are larger than or comparable to the Company in size. As the PEO concept becomes better known and achieves greater market penetration, the Company expects the PEO market to become substantially more competitive. In areas of the country where PEOs have achieved greater market recognition and penetration, competition has become intense. While price is the principal competitive factor, service and the coverage, quality of benefits, and performance of the 401(k) programs are important ancillary competitive considerations.

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

INFORMATION SYSTEMS

The Company utilizes integrated payroll processing, billing and benefits management information and processing systems. The Company also has implemented an advanced management system that assists the Company in executing its risk management program. In 1998, the Company completed the transition of all PEO processing to a unified software platform and a centralized client server at its Phoenix headquarters, and installed a new Company-wide accounting software package. The Company has acquired various products installed at certain PEO client locations to facilitate the transmission of payroll-related data. These include a PC-based software product, electronic time clocks and direct dial-in modems.

In 1999, the Company introduced ESI Direct, the customer access portion of the newly redesigned Web site. ESI Direct allows customers secure access to a variety of information via dynamic Web interface, and includes a remote payroll entry application and other service tools designed to maximize efficiency to better serve customers.

See also "Item 7-- Management's Discussion and Analysis-- Outlook: Issues and Risks, Year 2000 Compliance" herein.

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

Since 1998, the Company has maintained workers' compensation insurance coverage on a guaranteed cost basis. Under its guaranteed cost arrangements, the Company pays an initial deposit and, thereafter, a fixed percentage of its workers' compensation payroll on a monthly basis. The Company has no liability in excess of such amounts paid. The Company's 2000 guaranteed cost coverage has been obtained through American International Group Risk Management (AIGRM). The Company's 1999 guaranteed cost coverage was obtained through TIG Insurance Company, with ManagedComp acting as third party administrator and general agent.

The Company has been granted self-insured status in the State of Ohio, which the Company believes provides a competitive advantage under that State's monopolistic workers' compensation structure. The Company retains workers' compensation risk on Ohio claims of up to $50,000 per occurrence. Ohio claims are not included in the guaranteed cost policies described above.

Prior to 1998, the Company operated various partially self-insured workers' compensation programs. In addition to providing coverage to PEO customers, these programs included the marketing of workers' compensation coverage to non-PEO customers on a stand-alone basis. Effective February 28, 1998, the Company completed a loss portfolio transfer that substantially eliminated the Company's remaining workers' compensation liability risk on pre-1998 claims under both its PEO and its stand-alone workers' compensation programs. While the Company effectively discontinued marketing the stand-alone program at December 31, 1997, the Company retained risk of up to $250,000 per occurrence on claims taking place after that date on a defined portfolio of stand-alone policies that were in place as of such date. All of such stand-alone policies expired in 1998. See also "Item 7 - Management's Discussion and Analysis - Outlook: Issues and Risks -- Adequacy of Loss Reserves" herein.

Although the Company has obtained guaranteed cost workers' compensation coverage, the Company intends to continue to manage workers' compensation costs aggressively. Should the Company experience unfavorable trends in its workers' compensation experience, the availability and/or cost of coverage in future periods could be materially adversely affected. See "Item 7 - Management's Discussion and Analysis - Outlook: Issues and Risks -- Increases in Health Insurance Premiums, Unemployment Taxes and Workers' Compensation Rates; Availability of Programs."

MEDICAL PROGRAMS

In addition to its medical insurance plans which are fully insured by several third party providers, the Company offers a self-insured program through an arrangement with Provident Life & Accident Company (Provident). (Two prior partially self-insured arrangements were terminated on December 31, 1997, and the administrators of those arrangements are presently handling claim run-off in accordance with the applicable programs.) As of December 31, 1999, approximately 798 employees were insured under the Provident program. Under the Provident program, the maximum policy coverage is $100,000 per covered individual per year, for which the Company is responsible. Working with Provident, the Company seeks to limit its risk by performing a review of loss factors, and carefully monitoring claims experience. The Company establishes reserves for anticipated liabilities; however, there can be no assurance that the reserves will be adequate due to such factors as unanticipated loss development on known claims, increases in the number and severity of new claims, and a lack of historical claims experience with new clients.

In June 1997, the Company entered into a strategic relationship with Aetna US Healthcare, and the Company now offers Aetna's high-quality, competitively priced medical and dental plans to the Company's full-time corporate and worksite employees in areas of the country where Aetna maintains preferred provider networks. The Company has negotiated premium rates reflecting competitive price increases by geographic regions with all of its third party health care insurers that are generally effective through December 31, 2000, at which time renewal provisions would apply.

EMPLOYEES

At December 31, 1999, the Company employed 316 full-time corporate employees in addition to the worksite employees. The Company considers its employee relations to be very good.

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

WORKERS' COMPENSATION

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

STATE AND LOCAL REGULATION

The Company is subject to regulation by local and state agencies pertaining to a wide variety of labor related laws. As is the case with federal regulations discussed above, many of these regulations were developed prior to the emergence of the PEO industry and do not specifically address non-traditional employers. While many states do not explicitly regulate PEOs, various states have passed laws that have licensing or registration requirements and several others are considering such regulation. Further, a number of other states have passed laws defining PEOs for purposes of addressing, in particular contexts, whether PEOs constitute employers under certain state laws applicable to employers generally. The Company believes it is licensed where required. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. Some states also specify contractual arrangements between the PEO and the client company, and the PEO and the worksite employee. For example, some states require an employment relationship under which the Company must retain sole or shared control over worksite employees, thereby requiring the Company to bear more responsibility than under its standard co-employer model. Because existing regulations are relatively new, there is limited interpretive or enforcement advice available. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time.

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

The Company also leases smaller amounts of office space at various locations in a number of other cities for its sales and operations offices. The Company believes that these facilities are adequate for its existing operations, although further acquisitions or expansion could increase its office space needs. The Company reduced the amount of space at its headquarters facilities and in certain remote locations during 1999 in connection with expense reduction initiatives.

ITEM 3. LEGAL PROCEEDINGS

The Company has been named as a defendant in an action filed by James E. Gorman in Arizona Superior Court in August 1999 alleging breach of contract, fraud, defamation and related matters in connection with the termination of Mr. Gorman as the Company's president and chief executive officer in February 1999. The complaint seeks contractual damages of approximately $588,000 plus unspecified tort damages. The Company is contesting the claim vigorously. The Court dismissed the plaintiff's principal tort claims in November 1999.

International Color Services, L.L.C. filed for arbitration in December 1998 alleging breach of contract regarding fee issues under the PEO service agreement between the parties. The Company has filed a complaint in Superior Court, Maricopa County, Arizona in January 1999 seeking a declaratory judgment that the dispute is not subject to arbitration. Plaintiff has filed a motion to compel arbitration and a counterclaim seeking damages of over $500,000 plus attorneys fees and costs and unspecified punitive damages. The Company is contesting the claim vigorously.

Stirling Cooke Insurance Services Inc. filed suit in the United States District Court for the Middle District of Florida against the Company in December 1999 alleging breach of contract and failure to pay insurance premiums in violation of Florida law. Stirling Cooke, in its capacity as managing and general agent, placed workers compensation insurance for the Company with three insurance companies for calendar year 1998. Stirling Cooke alleges that ESI owes unpaid premium in the amount of $2,797,905 to those companies. The Company believes that Stirling Cooke's suit is without merit based on an explicit Memorandum of Understanding between the parties that defined the applicable rates for the 1998 workers' compensation program and intends to defend the suit vigorously.

The State of Ohio has issued an assessment of $5.2 million (plus interest and penalty) relating to sales taxes potentially applicable to certain types of PEO services provided by the Company. While the Company believes that no tax ultimately will be payable based on the preliminary assessment, there can be no assurance that this will be the case.

The State of Ohio further issued a sales tax assessment in the amount of approximately $16.5 million (including interest and penalties) in July 1999 against HDVT, Inc. (the seller of certain assets acquired by the Company in February 1997) with respect to the operations of HDVT prior to the Company's acquisition of certain assets of HDVT (then known as Employers Trust) in February 1997. The State of Ohio concurrently issued an assessment in the same amount against the Company as successor to HDVT. The Company believes that meritorious defenses are available to the assessment. In addition, $6.0 million of cash and 675,000 shares of the Company's Common Stock are being held in escrow for payment of amounts, if any, ultimately determined to be due pursuant to such assessment. If the Company is held to have liability pursuant to such assessment, the escrowed assets prove insufficient to satisfy such liability, and HDVT is unable to pay any such shortfall, the Company's maximum liability with respect to the assessment is approximately $3.2 million.

Four individuals brought suit in Steuben County Superior Court, Angola, Indiana in 1998 alleging that they were employees of the Company and that they had not been paid certain wages in connection with the bankruptcy of a former customer with which the Company had commenced a limited service arrangement. The individuals purport to represent a class of employees. Plaintiffs seek from the Company unpaid wages, vacation and other benefits owed by the former customer in a total amount for the purported class in excess of $600,000, potentially subject to trebling under applicable wage statutes. The Company does not believe that it has any liability to the plaintiffs and has successfully obtained a dismissal of the suit. Plaintiffs have commenced an appeal process in the Indiana Court of Appeals.

The Company initiated an arbitration proceeding and related suit in November 1999 in the United States District Court for the District of Arizona seeking to enjoin Edward L. Cain, Jr., a former executive officer and director of the Company, from violating a noncompetition agreement. The Company's action also seeks collection of a promissory note from Mr. Cain in the amount of $350,000. A company affiliated with Mr. Cain, MyBenefitSource.com, has filed suit in Georgia state court seeking to enjoin the Company's actions. Mr. Cain has counterclaimed for unspecified damages based on various tort theories, for a declaratory judgment voiding the noncompetition agreement, and for cancellation of the promissory note. The Company believes that the counterclaims are without merit and intends to defend them vigorously.

From time to time, the Company is named as a defendant in lawsuits in the ordinary course of business. See Item 7 -- "Management's Discussion and Analysis -- Outlook: Issues and Risks -- Uncertainty of Extent of PEO's Liability; Government Regulation of PEOs."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the Company's executive officers, and certain information about them, are set forth below.

                                                                Officer/Director
      Name               Age      Position(s) With Company           Since
      ----               ---      ------------------------           -----
Quentin P. Smith, Jr.     48      Chief Executive Officer,
                                    President and Director            1998

Bill C. Hollis            53      Senior Vice President,
                                    Operations                        1999

John V. Prince            45      Senior Vice President,
                                    CFO and Treasurer                 1997

Lee E. Martin             38      Senior Vice President,
                                    Sales and Marketing               1999

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

Bill C. Hollis was named Senior Vice President - Operations of the Company in March 1999. Mr. Hollis also serves as Chief Executive Officer of Logistics Personnel Corp. ("LPC"), the Company's driver leasing subsidiary. Previously, Mr. Hollis served as President of LPC from the time the Company acquired LPC in August 1996 until March 1999 and in various management positions with LPC's predecessor companies for approximately 25 years prior to LPC's acquisition by the Company, including positions as Vice President with Penske Truck Leasing, Inc. and Leaseway Transportation Corp.

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

Lee E. Martin joined the Company as Senior Vice President - Sales in May 1999 and was named Senior Vice President - Sales and Marketing in August 1999. Mr. Martin previously served with HNC Software, Inc. as Vice President - Sales from 1993 through 1997 and Vice President - Worldwide Strategic Relationships from 1998 until joining the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "ESOL" effective March 22, 2000. The Company's Common Stock previously was traded on the Nasdaq SmallCap Market from November 1998 to March 2000 and on the Nasdaq National Market from January 1996 to November 1998.

The following table sets forth for the quarters indicated the range of high and low sales prices of the Company's Common Stock as reported by Nasdaq since January 1996. As of March 20, 2000, the Company had 246 shareholders of record.

================================================================================

      Quarter Ended                                 High            Low
      -------------                                 -----          -----
      December 31, 1999                             $1.13          $ .63
      September 30, 1999                            $1.38          $ .78
      June 30, 1999                                 $1.41          $ .81
      March 31, 1999                                $2.53          $ .81
      December 31, 1998                             $3.31          $1.41
      September 30, 1998                            $3.78          $1.41
      June 30, 1998                                 $5.28          $3.59
      March 31, 1998                                $5.84          $4.25

================================================================================

DIVIDEND POLICY

The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The Indenture relating to the Company's 10% Senior Notes due 2004 (the "Notes"), as well as the Loan Agreement entered into in October 1999, limit the payment of dividends by the Company. See Item 7 - "Management's Discussion and Analysis - Liquidity and Capital Resources." The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

MISCELLANEOUS

The Company has issued securities in private placement  transactions pursuant to
Section 4(2) (or, in the case of shares being issued pursuant to the securities class action settlement, Section 3(a)(10)) of the Securities Act of 1933 as described in the following paragraphs.

As part of the June 1996 acquisition of TEAM Services, the Company agreed to issue shares of its Common Stock in an amount to be determined based upon TEAM earnings during the year ended June 30, 1999. Pursuant to such agreement, the Company issued 2,157,753 shares of its Common Stock to the sellers of TEAM Services on December 28, 1999.

As part of the September 1997 acquisition of Phoenix Capital Management, Inc. and several related PEO companies designated as "ERC," the Company agreed to issue shares of its Common Stock in an amount to be determined based upon ERC earnings after the acquisition. The number of shares issuable has been agreed by the parties to be approximately 1,150,000 shares, though the Company has the right to withhold such shares as security for indebtedness owed to the Company by the seller of the ERC companies. The Company currently is conducting negotiations with the seller concerning these matters.

In connection with the December 1998 acquisition of Fidelity Resources Corporation, ("Fidelity"), the Company issued an aggregate of 2,206,258 shares of its Common Stock in February 2000 as an additional purchase price payment based on a formula provided in the acquisition agreement.

Under an agreement dated in 1998, pursuant to which securities class action litigation was settled, the Company is required to issue 851,149 shares of Common Stock to members of the plaintiff class upon receipt of appropriate instructions from plaintiffs' counsel.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected consolidated financial data presented below as of December 31, 1999, 1998, 1997, 1996 and 1995 and for the years then ended are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants.

=================================================================================================
(In thousands of dollars)                                 Year Ended December 31,
                                     -----------------------------------------------------------
                                       1999         1998         1997         1996        1995
                                     --------     --------     --------     --------     -------
Consolidated Statements of
Operations Data:
Revenues                             $939,835     $968,909     $933,817     $439,016     $164,455
Cost of revenues                      902,208      934,684      903,255      400,862      150,675
Gross profit                           37,627       34,225       30,562       38,154       13,780
Selling, general and
  administrative expenses              36,228       49,293       33,411       17,310        7,183
Depreciation & amortization             7,492        6,145        4,617        2,073          426
Goodwill impairment                    42,205           --           --           --           --
Income (loss) from operations         (48,298)     (21,213)      (7,466)      18,771        6,171
Non-operating income (expense), net    (7,619)      (6,849)      (3,849)        (364)         510
Income (loss) before provision
  for taxes                           (55,917)     (28,062)     (11,315)      18,407        6,681
Income tax provision (benefit)            145         (111)      (2,819)       6,381        2,846
Net income (loss)                     (56,062)     (27,951)      (8,496)      12,026        3,835


(In thousands of dollars)                                 Year Ended December 31,
except per share data)             -----------------------------------------------------------
                                       1999         1998         1997         1996        1995
                                     --------     --------     --------     --------     -------
Consolidated Balance Sheet Data
Working capital                      $ 15,410     $ 31,665     $ 58,329     $ 30,449     $  8,589
Total assets                          122,327      175,105      207,217      125,969       36,840
Note payable                           10,000           --           --           --           --
Long-term debt                         85,000       85,000       85,000           --           --
Stockholders' (deficit) equity        (28,726)      15,716       42,389       46,507       19,943

Common Stock Data
  Earnings (loss) per share
  Basic                                 (1.55)        (.88)        (.27)         .40          .17
  Diluted                               (1.55)        (.88)        (.27)         .37          .16

Weighted average common and
 equivalent shares outstanding
  Basic                                36,214       31,817       31,193       30,224       22,392
  Diluted                              36,214       31,817       31,193       32,168       23,507

At period end:
  Worksite employees                   34,900       40,800       45,200       30,000       11,000
  Client companies                      1,900        2,000        1,700        1,200          920
  States with worksite employees           46           47           47           46           40

=================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Prior to January 1, 1998, workers' compensation costs, whether relating to PEO worksite employees or the Company's stand-alone risk management/workers' compensation program, include the costs of claims up to the retention limits relating to the Company's workers' compensation program, administrative costs, premium taxes, and excess reinsurance and accidental death and dismemberment insurance premiums. The Company retained workers' compensation liabilities up to certain specified amounts under its pre-1998 workers' compensation insurance agreements. Accrued workers' compensation claims liability (as related to costs associated with certain discontinued stand-alone program cases and Ohio claims, as more fully described below), is based upon estimates of reported and unreported claims and the related claims and claims settlement expenses in an amount equal to the retained portion of the expected total incurred claim. The Company's accrued workers' compensation reserves are primarily based on industry-wide data, and to a lesser extent, the Company's past claims experience up to the retained limits. The liability recorded may be more or less than the actual amount of the claims when they are submitted and paid. Changes in the liability are charged or credited to operations as the estimates are revised. Administrative costs include fees paid to the Company's insurers and costs of claims management by third party administrators. Premium taxes include taxes and related fees paid to various states based on premiums written. Premium for excess reinsurance and accidental death and dismemberment relate to premium payments to the Company's insurers for the retention of risks above specified limits.

In periods from and after January 1, 1998, workers' compensation liabilities are fully insured under a guaranteed cost policy, subject to limited exceptions described below. Accordingly, workers' compensation expense includes premiums paid to the Company's third party insurance carriers for workers' compensation insurance. Workers' compensation expense also includes the cost of a defined portfolio of stand-alone policies in place at December 31, 1997 which policies expired at various dates during 1998 and as to which the Company retains liability of $250,000 per occurrence plus fees as described above; and costs under the Company's self-insurance program in Ohio, with respect to which the Company retains liability of $50,000 per occurrence.

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

DEPRECIATION AND AMORTIZATION

Depreciation and amortization consists primarily of the amortization of goodwill and acquisition costs from the Company's prior acquisitions. The Company amortizes goodwill and acquisition costs over periods of three to thirty years, depending on the assets acquired, using the straight-line method. Previous acquisitions have generally resulted in considerable goodwill because PEOs generally require few fixed assets to conduct their operations.

ACQUISITIONS

Period-to-period comparisons have been substantially affected by the Company's previous strategy of growth through acquisitions. The Company has accounted for its acquisitions using the "purchase" method of accounting, whereby the results of such acquired companies are reflected in the Company's financial statements prospectively from the date of acquisition. In addition to increasing revenues, acquisition activity can affect gross profits and margins because the industry mix of the acquired companies may differ from that of the Company. Acquisition activity historically has increased the Company's workers' compensation expense, primarily by accelerating the Company's overall growth rate and accelerating its exposure in specific higher-risk segments, such as transportation.

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

OPERATING RESULTS

Margin comparisons are affected by the relative mix of full PEO services, TEAM Services services, and driver leasing services in any particular period.

Certain employment-related taxes are based on the cumulative earnings of individual employees up to a specified wage level. Therefore, these expenses tend to decline over the course of a year. Since the Company's revenues for an individual client are generally earned and collected at a relatively constant rate throughout each year, payment of such unemployment tax obligations positively impacts on the Company's working capital and results of operations as the year progresses. Also, fourth quarter revenues are typically increased by year-end bonuses and distributions paid to worksite employees, historically resulting in little or no revenue growth from fourth to first quarter. In addition, the Company's first quarter revenues tend to be adversely affected by decreased activity by various of its transportation clients due to seasonal factors.

RESULTS OF OPERATIONS-- YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

================================================================================
                                                          Percent
(In thousands of dollars)                    1999         Change         1998
-------------------------                    ----         ------         ----
Revenues                                  $ 939,835         (3)%      $ 968,909
Cost of revenues                            902,208         (3)         934,684
Gross profit                                 37,627         10           34,225
Selling, general and administrative          36,228        (27)          49,293
Depreciation and amortization                 7,492         22            6,145
Goodwill impairment                          42,205         --               --
Interest income                               1,196        (37)           1,885
Interest expense                              8,854          4            8,541
Net loss                                    (56,062)       101          (27,951)
================================================================================

REVENUES

Revenues decreased from $968.9 million for the year ended December 31, 1998, to $939.8 million for the year ended December 31, 1999, a 3% decrease. A contributing factor to the decline in 1999 revenues was ESI's termination of US Xpress as a major customer that had approximately 6,200 worksite employees. While an unprofitable relationship for ESI, US Xpress contributed $121.3 million to 1998 revenues. Excluding this revenue, 1999 revenues reflected an increase of $92.2 million, or 10.9% over adjusted 1998 revenues. Core PEO revenues for the 1999 calendar year were $561.1 million, a 1% decline from 1998 core PEO revenues of $569.4 million. Growth from core PEO internal sales was slower than anticipated as the Company began the initiative of transitioning its sales efforts away from the transportation services industry and other less profitable blue collar customers within the core PEO business segment towards a more profitable high tech and other professional white collar customer profile. Also contributing to this decline was the Company's implementation of re-pricing initiatives which included the termination of certain unprofitable customers, other normal year-end customer attrition, (which was higher than anticipated) and attrition resulting from breaches of noncompetition agreements by former salespersons. The number of worksite employees decreased from approximately 40,800 at December 31, 1998, to approximately 34,900 at December 31, 1999. See "Outlook: Issues and Risks - Implementation of Operating Plan; Customer Attrition."

Revenues from Logistics Personnel Corp., which provides specialized leasing of all types of distribution personnel, increased from $102.2 million in 1998 to $109.8 million for 1999, an increase of 7%. Revenues from TEAM Services, which provides specialized leasing services to the entertainment industry, increased from $174.1 million in 1998 to $269.0 million for 1999, an increase of 55%. The increase at TEAM Services was primarily attributable to growth experienced in the music touring business, which benefited in part from touring bands and other concert activities associated with year 2000 events. The Company continues to engage in discussions with prospective purchasers of its TEAM Services subsidiary, though there can be no assurance that a sale can be completed on satisfactory terms.

COST OF REVENUES

Cost of revenues decreased 3% from $934.7 million for the year ended December 31, 1998, to $902.2 million in the year ended December 31, 1999. This decrease was primarily attributable to the recognition of a $1.7 million refund received on prior year workers' compensation premiums paid to a state funded insurance program, the reversal of $1.7 million of reserves previously established for expected union health and welfare pension fund withdrawals which did not occur, the termination of US Xpress, and the reversal of $1.8 million in actuarially determined excess workers' compensation reserves. Cost of revenues also benefited from Company-initiated terminations of unprofitable customers as well as customers which did not meet the Company's minimum pricing criteria.

Consistent with Company policy, the Company's workers' compensation reserves at December 31, 1999 (as related to costs associated with certain discontinued stand-alone program cases and Ohio claims) are based on a review by an independent actuary. The actuary relied on industry standards, while taking into account the Company's specific risk structure and philosophy, in determining its findings.

GROSS PROFIT

The Company's gross profit margin increased from 3.5% in the year ended December 31, 1998 to 4.0% for the year ended December 31, 1999. This increase was due primarily to lower workers' compensation and health and welfare expenses, as more fully described above, and the impact of repricing existing clients to meet minimum pricing standards.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses of $36.2 million for the year ended December 31, 1999 decreased by 27%, or $13.1 million from the $49.3 million incurred in 1998. This decrease was due primarily to the Company's implementation of ongoing expense reduction initiatives, and the absence of certain significant charges that were taken in 1998, as more fully described below. As a percent of revenues, selling, general and administrative expenses decreased from 5.1% to 3.9% during the years ended December 31, 1998 and 1999, respectively. Included in 1999 selling, general and administrative expenses is $3.8 million in bad debt expense compared to $5.0 million in 1998.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization represents depreciation of property and equipment and amortization of organizational costs, customer lists and goodwill. Depreciation and amortization expense totaled $7.5 million for the year ended December 31, 1999 compared to $6.1 million for the year ended December 31, 1998. The increase was due primarily to goodwill amortization resulting from an acquisition in the fourth quarter of 1998, additional purchase price paid on ETIC, and depreciation of communication and computer systems enhancements recognized throughout 1999. Goodwill amortization of the fourth quarter 1998 acquisition was recognized from the date of acquisition. Amortization of the additional purchase price paid on ETIC was recognized prospectively.

GOODWILL IMPAIRMENT

The Company performs quarterly evaluations of its goodwill by estimating the future cash flows expected to result from customer relationships and other assets acquired in previous acquisitions. Factors considered in estimating the expected cash flows include whether there has been an adverse change in the business climate such as unusually high customer attrition, an adverse action or assessment by a regulator, a change in legal factors, or a combination of such factors that may have resulted in an accumulation of costs significantly in excess of what ultimately may be recoverable through the realization of future cash flows.

The Company experienced several different adverse developments during 1999, particularly during the fourth quarter, that resulted in impairment. The Company was not able to offset the effects of client attrition experienced in 1999 primarily caused by factors including customer concern regarding ESI's financial condition, the effect on 1999 revenue following the closure of certain field offices in connection with a restructuring plan, and the Company's failure to add adequate new revenue from customers meeting ESI's minimum profitability requirements, particularly in its core PEO services. While a portion of this attrition resulted from the Company's proactive elimination of unprofitable or high-risk customers, the Company also experienced unusually high attrition during the fourth quarter of 1999 based on the violation of noncompetition agreements by former salespersons and other factors.

After performing the fourth quarter 1999 cash flow analysis it was determined that the unamortized goodwill recorded on several acquisitions exceeded management's estimate of the amount expected to be realized, and an impairment write-down of $42.2 million was recorded to adjust remaining goodwill to the estimated realizable values.

INTEREST

Interest income decreased from $1.9 million for the year ended December 31, 1998 to $1.2 million for the year ended December 31, 1999, primarily due to the reduction of cash held and invested at the corporate level. Interest expense increased from $8.5 million for the year ended December 31, 1998 to $8.9 million for the year ended December 31, 1999, primarily due to interest accrued on the Company's new $10 million loan and security agreement entered into on October 26, 1999. See "Liquidity and Capital Resources."

EFFECTIVE TAX RATE

The Company's effective tax rate provides for federal and state income taxes. The effective tax rate for the year ended December 31, 1999 was a provision of
 .3% as compared to a benefit of .4% for the year ended December 31, 1998. As of December 31, 1999, the Company has incurred losses in excess of what could be carried back and applied against prior years' income to generate federal income
tax  refunds.   The  remaining   net  operating   loss  will  be  available  for
carry-forward benefit only to the extent of any subsequently generated taxable income.

RESULTS OF OPERATIONS-- YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

================================================================================
                                                         Percent
(In thousands of dollars)                    1998         Change        1997
-------------------------                    ----         ------        ----
Revenues                                  $ 968,909          4%       $ 933,817
Cost of revenues                            934,684          3          903,255
Gross profit                                 34,225         12           30,562
Selling, general and administrative          49,293         48           33,411
Depreciation and amortization                 6,145         33            4,617
Interest income                               1,885         45            1,303
Interest expense                              8,541         67            5,102
Net loss                                    (27,951)       229           (8,496)

================================================================================

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

COST OF REVENUES

Cost of revenues increased 3% from $903.3 million for the year ended December 31, 1997, to $934.7 million in the year ended December 31, 1998. This increase is primarily due to the increase in the Company's revenues, offset by reduced costs associated with the transition to a guaranteed cost program as described below. Additionally, the cost of revenues was adversely affected by $3.2 million in unusual charges which were not expected to recur, including $1.8 million in healthcare costs incurred under the US Xpress contract, $1.0 million in write-offs for certain payroll tax receivables, and $.4 million in other workers' compensation expenses. The additional healthcare costs described above in part led to the Company's decision to terminate the US Xpress contract.

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

Consistent with Company policy, the Company's workers' compensation reserves at December 31, 1998 (as related to costs associated with certain stand-alone cases and Ohio claims) were based on a review by an independent actuary. The actuary relied on industry standards, while taking into account the Company's specific risk structure and philosophy, in determining its findings.

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

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by $15.9 million or 48% from $33.4 million for the year ended December 31, 1997 to $49.3 million for the year ended December 31, 1998. As a percent of revenues, selling, general and administrative expenses increased from 3.6% to 5.1% during the years ended December 31, 1997 and 1998, respectively. Factors contributing to the increase in selling, general and administrative expenses in 1998 over 1997 included significant charges that were not expected to recur in future periods, as described below. The most significant charge was $6.2 million in legal expense to settle the securities class action litigation. In addition, during 1998 the Company wrote down approximately $1.5 million in receivables relating to general customer trade receivables and collection difficulties associated with the discontinuation of the Company's stand-alone workers' compensation program. Additionally, certain receivables primarily related to former sales and marketing operations in Atlanta totaling approximately $1.0 million were reserved for in the second quarter of 1998. The receivables were non-customer related and included investments in sales personnel and strategic sales partners in the form of loans or commission advances. Commission expense increased during 1998 due to the increase in revenues discussed above and an increase in commissionable business. In addition, the Company also incurred approximately $400,000 in professional fees associated with acquisition activities that did not result in completed transactions.

On August 11, 1998, the Company announced a $1.4 million restructuring charge related to a cost-reduction plan that included initiatives intended to significantly reduce selling, general and administrative costs. See below discussion of Restructuring expense and cost-reduction plan. In addition to the cost reduction plan expenses, the Company incurred non-recurring professional fees of approximately $550,000 primarily related to certain operational and strategic initiatives and approximately $372,000 of duplicative salary expense in the third quarter of 1998 related to the implementation of the operational initiatives. These and other initiatives resulted in significant reductions in the Company's ongoing selling, general and administrative expense levels.

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

RESTRUCTURING EXPENSE AND COST-REDUCTION PLAN

On August 11, 1998, the Company announced a restructuring and cost-reduction plan primarily involving the closing of remote payroll processing centers and other offices and various other expense reduction strategies. Back office functions were consolidated at the Company's Phoenix, Arizona headquarters to take advantage of recent investments in systems upgrades. The Company incurred a restructuring charge in the third quarter of 1998 of $1.4 million, consisting primarily of severance and lease cancellation costs. During 1998 the Company transitioned operations located in Indiana and Massachusetts to its corporate headquarters in Phoenix. Where offices were closed or consolidated, the Company maintained an active sales and customer service presence to meet the local needs of customers and to support internal growth.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company defines liquidity as the ability to mobilize cash to meet operating, capital and acquisition financing needs. The Company's primary sources of cash in 1999 was from investing activities.

Cash used by operating activities was $6.1 million during 1999 compared to cash used by operating activities of $15.7 million during 1998. Operating cash flows are derived from customers for full PEO services rendered by the Company. Payments from PEO customers typically are received on or within a few days of the date on which payroll checks are delivered to customers, and cover the cost of the payroll, payroll taxes, insurance, other benefit costs and the Company's administration fee. The Company's TEAM Services and LPC operations extend credit terms generally from 7 to 45 days as is customary in their respective market segments. If the Company expands or enters into new market segments, or extends credit terms to additional clients, its working capital requirements may increase. Included in other assets is a net receivable of approximately $1.4 million from a single stand-alone client as to which disputes have risen. The Company has initiated litigation against the former client seeking, among other remedies, collection of the receivable. The Company's suit was dismissed in 1999 on the basis that the Company lacked standing to pursue the collection. The Company has taken steps that it believes are sufficient to restore its suit. While the Company believes that it will prevail in the litigation, there can be no assurance that this will be the case and an adverse outcome could result in the write-off of all or a substantial portion of the unreserved balance of the receivable.

Cash provided by investing activities was $3.1 million in 1999, compared to $1.2 million in 1998. Included in 1998 investing activities is $10.0 million of cash derived from maturities of investments in marketable securities that were used to fund the additional payment made during 1999 to HDVT, Inc. An arbitration panel awarded HDVT, Inc. (the seller of certain assets acquired by the Company from Employers Trust in February 1997) a total of $10.4 million in additional acquisition purchase price in February 1999. The parties entered into a settlement agreement in June 1999 where ESI paid $7.5 million in cash and 675,000 shares of the Company's Common Stock.

For 1999, 1998 and 1997, capital expenditures were $1.0 million, $2.7 million, and $2.5 million, respectively. Capital expenditures in 1999 consisted primarily of capitalized development costs and computer equipment to implement new data warehouse storage capabilities and to enhance the Company's ability to support the transition to "ESI Direct" and other service tools designed to maximize efficiency and better serve customers. During 2000, the Company expects to continue to invest in additional computer and technological equipment on a limited basis.

Cash used in financing activities was $2.3 million in 1999, consisting of a reduction in bank overdrafts of $11.3 million and a $1.1 million payment of deferred loan costs on a new short-term $20 million credit facility obtained in October 1999. The new facility also included a $10 million term loan, as more fully described below. Cash provided in financing activities was $13.7 million and $36.9 million for 1998 and 1997, respectively.

At December 31, 1999 and December 31, 1998, the Company had cash and cash equivalents of $34.0 million and $39.3 million, respectively.

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

At December 31, 1999 and December 31, 1998, the Company had working capital of $15.4 million and $31.7 million, respectively. See also "FUTURE CAPITAL AND LIQUIDITY NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING" AND "SUBSTANTIAL LEVERAGE", NEGOTIATIONS WITH HOLDERS OF INDEBTEDNESS; POTENTIAL SUBSTANTIAL DILUTION OF COMMON STOCKHOLDERS."

NOTE OFFERING

On October 21, 1997, the Company issued $85 million of Notes in an Offering (the Offering) effected as an exempt offering under the Securities Act of 1933 as amended (Securities Act). Interest under the Notes was payable semi-annually commencing April 15, 1998, and the Notes are not callable until October 2001 subject to the terms of the Note Agreement. The Company incurred expenses related to the Offering of approximately $3.5 million and is amortizing such costs over the life of the Notes. In April 1998, the Company completed an exchange offer for these notes which was registered under the Securities Act. The indenture under which the Notes were issued includes certain restrictions on use of cash, and other expenditures, by the Company including limitations on dividends, repurchases of Company shares and the incurrence of new indebtedness, although the note payable described below was a permitted borrowing .

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

NOTE PAYABLE

On October 26, 1999 the Company entered into a loan and security agreement (the "Loan Agreement") with Foothill Capital Corporation and Ableco Finance LLC (the "Lenders") providing for a term loan of $10 million at an interest rate of 13.5% and a revolving loan (based on eligible accounts receivable) to a maximum of $10 million (including letters of credit drawn thereunder) at an interest rate of prime plus 2%. The Company received the proceeds of the term loan on October 29, 1999. The Company does not currently intend to draw on the revolving loan facility except as security for various letters of credit. The Company paid a closing fee of $800,000 and will pay a commitment fee of 50 basis points on the unused portion of the revolving line, as well as letter of credit fees of 2.0%. If the term loan then remains outstanding, the interest rate thereon increases by 25 basis points per month beginning on July 29, 2000 and a fee of $100,000 is payable on July 29, 2000 and on October 29, 2000. The Loan Agreement matures on January 1, 2001. The principal loan covenants are as follows: tangible net worth of ($72,390,000) at December 31, 1999, ($71,320,000) at March 31, 2000,
($70,220,000)  at June  30,  2000,  ($68,270,000)  at  September  30,  2000  and
($66,090,000)  at December 31, 2000;  and EBITDA (as defined) of  $1,230,000  at
December 31, 1999,  $2,560,000  at March 31, 2000,  $2,780,000 at June 30, 2000,
$3,410,000 at September 30, 2000 and  $3,770,000 at December 31, 2000.  The Loan
Agreement also includes covenants relating to capital expenditure limits and worksite employee headcount and average gross margin requirements. The Loan Agreement further contains, among other limitations, restrictions on mergers or the sale of significant assets or use of the proceeds thereof, investments and business acquisitions, and additional indebtedness or liens. The Loan Agreement includes certain other customary covenants, and is secured by substantially all of the Company's assets (including pledges of the stock of the Company's subsidiaries and control agreements over substantially all of the Company's cash accounts). The Company anticipates that it will not be in compliance with one or more of the covenants set forth above as of March 31, 2000 and has therefore classified the debt obligation as a current liability.

"GOING CONCERN" MATTERS; MANAGEMENT'S PLANS

The accompanying consolidated financial statements of the Company have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully described above in this Item, the liquidity of the Company has been adversely affected by recurring operating losses (including significant payments in recent years in settlement of litigation) and the incurrence of substantial indebtedness. At December 31, 1999, the Company had outstanding indebtedness of $10.0 million under its secured loan facility, outstanding senior indebtedness of $85.0 million and a deficit in stockholders' equity of approximately $28.7 million, respectively. The Company believes that it currently is leveraged to a significantly greater extent than any of its principal competitors. In addition, due to the Company's inability to meet projected revenue growth because of the market's continued negative perception of the Company's financial stability, which will have an adverse effect on earnings before interest, taxes, depreciation and amortization (EBITDA), the Company anticipates that it will not be in compliance with one or more of the covenants set forth in its secured loan facility as of March 31, 2000. Based on the factors discussed in this paragraph, the report of the Company's independent public accountants includes an explanatory paragraph expressing substantial doubt regarding the Company's ability to continue as a going concern.

The Company is pursuing initiatives intended to improve its cash flows and liquidity position. The Company has begun negotiations with the holders of the unsecured senior indebtedness aimed at reducing or eliminating the outstanding principal amount of such indebtedness (and accrued interest) in exchange for the issuance of shares of its equity securities. The Company further will seek to negotiate a waiver of any noncompliance under its secured loan facility. In addition, the Company is seeking to accelerate revenue growth through a recent refocus of its sales and marketing efforts to target industries and geographic territories that it believes present the greatest opportunities for profitable growth, and to emphasize marketing through third-party alliances. The Company further is implementing expense reductions to offset the effect of delayed revenue growth. See also in this Item the discussion under the headings "Issues:
Outlook and Risks - `SUBSTANTIAL LEVERAGE; NEGOTIATIONS WITH HOLDERS OF INDEBTEDNESS; POTENTIAL SUBSTANTIAL DILUTION OF COMMON STOCKHOLDERS;' `FUTURE CAPITAL AND LIQUIDITY NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING; POTENTIAL NONCOMPLIANCE WITH LOAN AGREEMENT ABILITY TO SERVICE INDEBTEDNESS;' `CONSEQUENCES OF SUBSTANTIAL LEVERAGE;' `IMPLEMENTATION OF OPERATING PLAN; CUSTOMER ATTRITION.'"

Assuming the success of the initiatives discussed in the preceding paragraph, of which there can be no assurance, the Company believes that sufficient capital resources will be generated from operations, equity investment and/or refinancing of outstanding debt to provide necessary working capital for 2000 and operate as a going concern. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability.

OUTLOOK:  ISSUES AND RISKS

The following issues and risks, among others (including those discussed elsewhere herein), should also be considered in evaluating the Company's outlook.

SUBSTANTIAL LEVERAGE; NEGOTIATIONS WITH HOLDERS OF INDEBTEDNESS; POTENTIAL SUBSTANTIAL DILUTION OF COMMON STOCKHOLDERS

The Company has incurred significant debt primarily in connection with the October 1997 issuance of its $85 million 10% Senior Notes due 2004 (the "Notes") and the October 1999 Loan Agreement (described in "Liquidity and Capital Resources," above). At December 31, 1999, the Company had outstanding indebtedness of $10.0 million under the Loan Agreement, outstanding senior indebtedness of $85.0 million and a deficit in stockholders' equity of approximately $28.7 million, respectively. The Company believes that it currently is leveraged to a significantly greater extent than any of its principal competitors.

In an effort to improve cash flows and reduce the Company's indebtedness, the Company has begun negotiations with the holders of the Notes (the "Noteholders"). The Company is seeking to negotiate the reduction or elimination of the outstanding principal amount of the Notes and accrued interest thereon in exchange for the issuance of shares of its equity securities. If the Company is able to reach agreement with the Noteholders upon such a transaction, the Company anticipates that the percentage ownership of the then current shareholders of the Company will be materially reduced, and the equity securities issued to participating Noteholders also may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. The Company is seeking to complete negotiations with the Noteholders and currently intends to submit to shareholders for approval on or before July 15, 2000 a proposal relating to all or a portion of the negotiations.

There can be no assurance whether or when a satisfactory agreement can be reached with the Noteholders. If the Company is unable to complete a satisfactory agreement with the Noteholders, the Company will remain subject to the current principal and interest obligations (and other terms and conditions) associated with the Notes, it will not likely be able to retain certain of its key employees, and its liquidity position and ability to operate will be materially adversely affected. Among its obligations under the Notes is a regular semi-annual interest payment of $4.25 million due on April 15, 2000. The Company currently is evaluating whether it will make such interest payment. Failure to make such interest payment for thirty (30) days following April 15, 2000 without the consent of the Noteholders would constitute a default under the Notes and, by virtue of cross-default provisions, the Loan Agreement. See "FUTURE CAPITAL AND LIQUIDITY NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING; POTENTIAL NONCOMPLIANCE WITH LOAN AGREEMENT."

FUTURE CAPITAL AND LIQUIDITY NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING; POTENTIAL NONCOMPLIANCE WITH LOAN AGREEMENT

If a satisfactory agreement with the Noteholders can be reached (see "Substantial Leverage; Negotiations with Holders of Indebtedness; Potential Substantial Dilution of Common Stockholders," above), management believes that, based on its 2000 operating plan and subject to the discussion herein concerning the Loan Agreement, cash flow from operations and other available cash will be adequate to meet the Company's anticipated future requirements for working capital expenditures, scheduled lease payments and scheduled payments of interest on its remaining indebtedness. The Company will need to raise additional funds through public or private debt or equity financing if satisfactory arrangements cannot be reached with its principal lenders, the revenue and cash flow elements of its 2000 operating plan are not met,or to deal with unanticipated cash requirements, such as adverse litigation outcomes or material customer payment defaults. For a discussion of risks associated with the Company's 2000 operating plan, see "Implementation of Operating Plan." If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current shareholders of the Company will be materially reduced, and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's business, operating results, financial condition and ability to operate will be materially adversely affected.

Due to the Company's inability to meet projected revenue growth, which will have an adverse effect on earnings before interest, taxes, depreciation and amortization (EBITDA), the Company anticipates that it will not be in compliance with one or more of the covenants set forth in the Loan Agreement as of March 31, 2000. While the Company will seek to negotiate a waiver of such noncompliance, there can be no assurance that a waiver or similar agreement can be reached on satisfactory terms. Unless satisfactory refinancing arrangements can be made, of which there can be no assurance, the Company's financial condition and ability to operate will be materially adversely affected if the lenders under the Loan Agreement accelerate the Company's obligations under the Loan Agreement as a result of such noncompliance or otherwise. At December 31, 1999, the Company had outstanding indebtedness of $10.0 million under the Loan Agreement.

ABILITY TO SERVICE INDEBTEDNESS; CONSEQUENCES OF SUBSTANTIAL LEVERAGE

The Company's ability to make scheduled principal payments in respect of, or to pay the interest on, or to refinance, any of its indebtedness (including the Loan Agreement and any outstanding Notes) will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors beyond its control. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated growth will occur or that funds will be available from other sources or otherwise in an amount sufficient to enable the Company to service or refinance its indebtedness, including the Loan Agreement and the Notes, or make anticipated capital expenditures and lease payments. See "SUBSTANTIAL LEVERAGE; NEGOTIATIONS WITH HOLDERS OF INDEBTEDNESS; POTENTIAL SUBSTANTIAL DILUTION OF COMMON STOCKHOLDERS," "FUTURE CAPITAL AND LIQUIDITY NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING; POTENTIAL NONCOMPLIANCE WITH LOAN AGREEMENT" and "IMPLEMENTATION OF OPERATING PLAN; CUSTOMER ATTRITION."

The degree to which the Company is leveraged has important consequences, including, but not limited to, the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to debt service, including repayment of principal, and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future could be limited; and (iii) the Loan Agreement and Notes indenture contain financial and restrictive covenants that limit the ability of the Company to, among other things, borrow additional funds. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company's, liquidity position, business and financial performance.

IMPLEMENTATION OF OPERATING PLAN; CUSTOMER ATTRITION

The Company's 2000 operating plan depends in significant part upon achieving revenue growth through internal sales and marketing efforts. The Company recently refocused its sales and marketing efforts to target industries and geographic territories that it believes present the greatest opportunities for profitable growth, and to emphasize marketing through third-party alliances. While the Company believes that its refocused sales and marketing plan will result in consistent and profitable revenue growth, the Company has not yet demonstrated successful implementation of the plan and there can be no assurance that successful implementation can be achieved.

The Company's 2000 operating plan also depends on a significant reduction of customer attrition. The Company experienced significant attrition in 1999, resulting in a net reduction of approximately 5,900 worksite employees during the year. While a portion of this attrition resulted from the Company's proactive elimination of unprofitable or high-risk customers, the Company also experienced attrition based on violation of noncompetition agreements by former salespersons and other factors. The Company's 2000 operating plan includes continuing improvements in customer service functions intended to reduce attrition, and the Company is aggressively seeking to enforce its noncompetition agreements. There can be no assurance that customer retention can be materially improved. The Company anticipates that its efforts to achieve revenue growth and reduce attrition will be adversely affected by the market's current negative perception of the Company's financial stability.

The Company's agreements with its customers historically have been subject to cancellation upon 30 days written notice of termination by either party, except where different arrangements are required by applicable law. While the Company has commenced the use of longer-term agreements, the short-term nature of most current customer agreements means that customers could terminate a substantial portion of the Company's business upon short NOTICE.

DE-LISTING OF COMMON STOCK FROM NASDAQ

Effective March 22, 2000, the Company's Common Stock was delisted from the Nasdaq SmallCap Market due to noncompliance with the following requirements for continued listing of its Common Stock: maintenance of a market capitalization of at least $35 milllion and a minimum bid price of $1.00 per share. As a result of the de-listing, trading in the Company's Common Stock currently is conducted in the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, Inc. and/or the so-called "pink sheets." As a consequence of such de-listing, investors may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's Common Stock.

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

LITIGATION AND OTHER CONTINGENCIES

While certain significant litigation matters were resolved in 1999, other significant matters remain unresolved. For example, the State of Ohio has assessed significant sales and use taxes against the Company that the Company believes have been assessed erroneously and is contesting vigorously. The Company faces other claims relating to prior contractual relationships and other matters. While the Company will continue to seek vigorously to resolve these matters favorably, there can be no assurance that the outcome of these matters, or any of them, will not have a material adverse effect upon the Company's results of operations or financial position.

INCREASES  IN  HEALTH  INSURANCE  PREMIUMS,   UNEMPLOYMENT  TAXES  AND  WORKERS'
COMPENSATION RATES; AVAILABILITY OF PROGRAMS

State unemployment taxes are, in part, determined by the Company's unemployment claims experience. Medical claims experience also greatly impacts the Company's health insurance rates and claims cost from year to year. Similarly, workers' compensation costs are directly affected by experience. Should the Company experience an increase in claims activity for unemployment, workers' compensation and/or healthcare, or if other factors result in higher expenses in these areas, the Company's costs in these areas would increase. In such a case, the Company may not be able to pass these higher costs to its customers due to contractual or competitive factors. By way of example, the Company experienced certain cost increases for 2000, not all of which were able to be passed onto customers. In addition, the Company may experience difficulty competing with PEOs with lower rates that may offer lower rates to clients.

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

CREDIT RISKS

As the employer of record for its worksite employees, the Company generally is contractually obligated to pay their wages, benefit costs and payroll taxes whether or not the Company receives payment from its customer. The Company typically bills a client company for these amounts in advance of or at each payroll date, and reserves the right to terminate its agreement with the client, and thereby the Company's liability for future payrolls to the client's worksite employees, if timely payment is not received. Limited extended payment terms are offered in certain cases subject to local competitive conditions. The rapid turnaround necessary to process and make payroll payments leaves the Company vulnerable to client credit risks, some of which may not be identified prior to the time payroll payments are made. There can be no assurance that the Company will be able to timely terminate any delinquent accounts or that its contractual termination rights will be judicially enforced.

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

YEAR 2000 COMPLIANCE

Many computer programs process transactions based on using two digits for the year of the transaction rather than a full four year digits (e.g. "98" for
1998). Accordingly, the Company prepared for the Year 2000 issue on the assumption that systems that process Year 2000 transactions with the year "00" might encounter significant processing inaccuracies or inoperability. The Company's preparations included preparing an overall plan for Year 2000 compliance; assessing the potential risks associated with its systems and its interactions with third parties; testing hardware and software under various scenarios; obtaining written information from third parties concerning their state of readiness; and developing contingency plans. Through March 15, 2000, the Company has not experienced any adverse effects from the Year 2000 conversion and does not currently expect that it will experience any adverse effects. In addition, the Company has not experienced any adverse effects with any of its third party vendors or customers. While the Company does not expect that it will experience any adverse effects related to this issue, it will continue to monitor for Year 2000 specific issues on an informal basis using existing staff.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of its investments and marketable securities that are classified as available-for-sale marketable securities. Cash equivalent short-term investments consist primarily of high quality investment grade instruments, commercial paper, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. The available-for-sale marketable securities are subject to interest rate risk because these securities generally include financial instruments such as certificates of deposit, corporate bonds, and U.S. Treasury securities and agency notes that have an original maturity of greater than 90 days. Because these instruments are considered highly liquid, they are not significantly exposed to interest rate risk. However, the market values of these securities may be affected by changes in prevailing interest rates.

The Company attempts to limit its exposure to interest rate risk primarily through diversification and strict adherence to the Company's investment policy. See "Note 1 -- Summary of Significant Accounting Policies" to Item 8 -- "Financial Statements." The Company's investment policy is designed to maximize interest income while preserving its principal investment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by Form 10-K are set forth commencing at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The biographical information relating to the Company's directors included under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders (the Proxy Statement) is incorporated herein by reference. The Company anticipates filing the Proxy Statement within 120 days after December 31, 1999. Information as to the Company's executive officers is set forth in Item 4A above.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)(1) Financial   statements   required  by  Form  10-K  are  set  forth
              commencing on page F-1 hereof.

       (a)(2) Financial statement schedules

              Schedule II - Valuation and Qualifying Accounts - is set forth at page F-36 hereof.

       (a)(3) Exhibits

              See attached Exhibit Index, which is incorporated herein by reference.

       (b)    Reports on Form 8-K for Last Year

              None.

ITEM 8. FINANCIAL STATEMENTS

                                      INDEX

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                     F-2

FINANCIAL STATEMENTS

  Consolidated Balance Sheets -
    December 31, 1999 and 1998                                               F-3

  Consolidated Statements of Operations -
    For the Years Ended December 31, 1999, 1998 and 1997                     F-4

  Consolidated  Statements  of  Stockholders' Equity -
    For the Years Ended December 31, 1999, 1998 and 1997                     F-5

  Consolidated Statements of Cash Flows -
    For the Years Ended December 31, 1999, 1998 and 1997                     F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Employee Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of EMPLOYEE SOLUTIONS, INC. (an Arizona corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Employee Solutions, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered recurring losses from operations and entered into negotiations to restructure its debt that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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


                                        Arthur Andersen LLP

Phoenix, Arizona,
   March 3, 2000.

                            EMPLOYEE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

(In thousands of dollars, except share data)               1999          1998
                                                        ---------     ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $  34,014     $  39,287
  Investments and marketable securities                       100         9,997
  Restricted cash                                           1,000         1,088
  Accounts receivable, net                                 38,296        38,742
  Receivables from insurance companies                      6,618         6,704
  Prepaid expenses and deposits                             1,088         2,303
  Income taxes receivable                                      --         5,040
  Deferred income taxes                                        --           811
                                                        ---------     ---------
      Total current assets                                 81,116       103,972

Property and equipment, net                                 4,211         4,543
Deferred income taxes                                          --            60
Goodwill and other assets, net                             37,000        66,530
                                                        ---------     ---------

       Total assets                                     $ 122,327     $ 175,105
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                        $   2,472     $  13,727
  Accrued salaries, wages and payroll taxes                31,175        28,719
  Accounts payable                                          6,224         5,898
  Accrued workers' compensation and
    health insurance                                        7,188         9,617
  Income taxes payable                                        363           751
  Other accrued expenses                                    8,284        13,595
  Note payable                                             10,000            --
                                                        ---------     ---------
      Total current liabilities                            65,706        72,307
                                                        ---------     ---------

Deferred income taxes                                          --           871
                                                        ---------     ---------
Long-term debt                                             85,000        85,000
                                                        ---------     ---------
Other long-term liabilities                                   347         1,211
                                                        ---------     ---------
Commitments and contingencies

Stockholders' (deficit) equity:
  Class A convertible preferred stock, nonvoting,
   no par value, 10,000,000 shares authorized, no
   shares issued and outstanding                               --            --
  Common stock, no par value, 75,000,000 shares
   authorized, 36,182,547 shares issued and
   outstanding in 1999, and 32,419,595 shares issued
   and outstanding in 1998                                 39,550        35,800
  Common stock to be issued, no par value,
   4,206,829 shares                                         7,871            --
  Accumulated deficit                                     (76,147)      (20,085)

  Cumulative unrealized gain on investment securities          --             1
                                                        ---------     ---------

      Total stockholders' (deficit) equity                (28,726)       15,716
                                                        ---------     ---------

Total liabilities and stockholders' (deficit) equity    $ 122,327     $ 175,105
                                                        =========     =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(In thousands of dollars, except share
  and per share data)                                      1999             1998              1997
                                                       -----------      -----------       -----------
Revenues                                               $   939,835      $   968,909       $   933,817
                                                       -----------      -----------       -----------
Cost of revenues:
   Salaries and wages of worksite employees                804,324          814,453           765,047
   Healthcare and workers' compensation                     40,690           55,913            75,595
   Payroll and employment taxes                             57,194           64,318            62,613
                                                       -----------      -----------       -----------

        Cost of revenues                                   902,208          934,684           903,255
                                                       -----------      -----------       -----------

Gross profit                                                37,627           34,225            30,562

Selling, general and administrative expenses                36,228           49,293            33,411
Depreciation and amortization                                7,492            6,145             4,617
Goodwill impairment                                         42,205               --                --
                                                       -----------      -----------       -----------

        Loss from operations                               (48,298)         (21,213)           (7,466)

Other income (expense):
Interest income                                              1,196            1,885             1,303
Interest expense                                            (8,854)          (8,541)           (5,102)
Other                                                           39             (193)              (50)
                                                       -----------      -----------       -----------
        Loss before provision for income taxes             (55,917)         (28,062)          (11,315)

Income tax provision (benefit)                                 145             (111)           (2,819)
                                                       -----------      -----------       -----------

        Net loss                                       $   (56,062)     $   (27,951)      $    (8,496)
                                                       ===========      ===========       ===========
Net loss per common and common equivalent share:
   Basic                                               $     (1.55)     $      (.88)      $      (.27)
                                                       ===========      ===========       ===========
   Diluted                                             $     (1.55)     $      (.88)      $      (.27)
                                                       ===========      ===========       ===========
Weighted average number of common and common
 equivalent shares outstanding:
   Basic                                                36,213,874       31,817,176        31,193,367
                                                       ===========      ===========       ===========
   Diluted                                              36,213,874       31,817,176        31,193,367
                                                       ===========      ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997



                                                        Common   Retained       Cumulative      Total
                                                        Stock     Earnings      Unrealized   Stockholders'  Comprehensive
(In thousands of dollars,                      Common   To Be    Accumulated  Gain (Loss) on  (Deficit)        Income
   except share data)                           Stock   Issued    (Deficit)     Investments     Equity          (Loss)
                                                -----   ------    ---------     -----------     ------          ------
BALANCE, DECEMBER 31, 1996                      30,145      --      16,362           --           46,507             --
Issuance of 752,587 shares of common
 stock in connection with acquisitions           2,585      --          --           --            2,585             --
Issuance of 201,100 shares of common
 stock in connection with exercise of
 common stock options                              502      --          --           --              502             --
Tax benefit related to the exercise of
 stock options                                   1,188      --          --           --            1,188             --
Change in unrealized net gains, net of
 applicable taxes                                   --      --          --          103              103            103

Net loss                                            --      --      (8,496)          --           (8,496)        (8,496)
                                              --------  ------    --------         ----         --------       --------
COMPREHENSIVE LOSS                                                                                             $ (8,393)
                                                                                                               ========

BALANCE, DECEMBER 31, 1997                      34,420      --       7,866          103           42,389             --
Issuance of 625,000 shares of common
 stock and 200,000 warrants in
 connection  with acquisitions                   1,111      --          --           --            1,111             --
Issuance of 111,475 shares of common
 stock in connection with exercise of
 common stock options                              199      --          --           --              199             --
Tax benefit related to the exercise of
 stock options                                      70      --          --           --               70             --
Change in unrealized net gains, net of
 applicable taxes                                   --      --          --         (102)            (102)          (102)


Net loss                                            --      --     (27,951)          --          (27,951)       (27,951)
                                              --------  ------    --------         ----         --------       --------
COMPREHENSIVE LOSS                                                                                             $(28,053)
                                                                                                               ========

BALANCE, DECEMBER 31, 1998                      35,800      --     (20,085)           1           15,716             --
Issuance of 1,668 shares of common
 stock in connection with exercise of
 common stock options                                3      --          --           --                3             --
Issuance of 75,000 of common stock warrants
 in connection with consulting services             41      --          --           --               41             --
Issuance of 1,771,169 shares of common stock
 in connection with settlement of litigation       735     851          --           --            1,586             --

Issuance of 6,204,794 shares of common
 stock in connection with acquisition            2,971   7,020          --           --            9,991             --

Change in unrealized net gains, net of
 applicable taxes                                   --      --          --           (1)              (1)            (1)

Net loss                                            --      --     (56,062)          --          (56,062)       (56,062)
                                              --------  ------    --------         ----         --------       --------
COMPREHENSIVE LOSS                                                                                             $(56,063)
                                                                                                               ========
BALANCE, DECEMBER 31, 1999                    $ 39,550  $7,871    $(76,147)          --         $(28,726)
                                              ========  ======    ========         ====         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(In thousands of dollars)                                          1999           1998            1997
                                                                ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                                   $ 940,281       $ 987,634       $ 911,189
 Cash paid to suppliers and employees                            (943,354)       (980,636)       (896,812)
 Cash paid in loss portfolio transfer                                  --         (19,950)             --
 Interest received                                                  1,196           1,885           1,303
 Interest paid                                                     (8,681)         (8,640)         (5,152)
 Income taxes refunded (paid), net                                  4,507           4,008          (3,315)
                                                                ---------       ---------       ---------
     Net cash (used in) provided by operating activities           (6,051)        (15,699)          7,213
                                                                ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                (1,008)         (2,749)         (2,499)
 Business acquisitions                                             (5,896)         (3,267)         (5,024)
 Change in investments and marketable securities                    9,897          (9,997)             --
 Cash (invested in) released from restricted accounts, net             88          17,912          (7,500)
 Disbursements for deferred costs                                      --            (723)             --
                                                                ---------       ---------       ---------
     Net cash provided by (used in) investing activities            3,081           1,176         (15,023)
                                                                ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                              --              --           6,905
 Proceeds from note payable                                        10,000              --              --
 Repayment of long-term debt                                           --              --         (49,705)
 Proceeds from issuance of long-term
   senior notes                                                        --              --          85,000
 Payment of deferred loan costs                                    (1,051)           (226)         (3,285)
 Proceeds from issuance of common stock                                 3             199             502
 Increase (decrease) in bank overdraft                            (11,255)         13,727          (2,477)
                                                                ---------       ---------       ---------
     Net cash (used in) provided by financing activities           (2,303)         13,700          36,940
                                                                ---------       ---------       ---------
Net increase (decrease) in cash and
  cash equivalents                                                 (5,273)           (823)         29,130

CASH AND CASH EQUIVALENTS, beginning of year                       39,287          40,110          10,980
                                                                ---------       ---------       ---------

CASH AND CASH EQUIVALENTS, end of year                          $  34,014       $  39,287       $  40,110
                                                                =========       =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                   (CONTINUED)

                                                                1999           1998           1997
                                                              --------       --------       --------
RECONCILIATION OF NET LOSS TO NET CASH
 PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net loss                                                    $(56,062)      $(27,951)      $ (8,496)
                                                              --------       --------       --------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
 PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Depreciation and amortization                                  7,492          6,145          4,617
  Goodwill impairment                                           42,205             --             --
  Loss on sale of fixed assets                                      --            193             --
  Write-off of deferred acquisition costs                           --            772             --
  Other non-cash charges, net                                   (1,170)         1,200             58
  Decrease (increase) in accounts receivable, net                  446         18,725        (22,628)
  Decrease (increase) in receivables from
   insurance companies                                              86            366         (1,152)
  Decrease (increase) in prepaid expenses and deposits           1,215          2,259         (3,304)
  Decrease (increase) in deferred income taxes, net                 --          4,106         (2,522)
  Decrease (increase) in other assets                              784            166           (805)
  Increase (decrease)  in accrued salaries, wages
   and payroll taxes                                             2,456        (14,544)        25,677
  (Decrease) increase in accrued workers'
   compensation and health insurance                            (2,429)       (14,969)        17,659
  (Decrease) increase in other long-term debt                      347             (2)          (136)
  Increase in accounts payable                                     326          1,535            285
  (Decrease) increase in income taxes payable/receivable         4,652           (209)        (3,612)
  Increase (decrease) in other accrued expenses                 (6,399)         6,509          1,572
                                                              --------       --------       --------

                                                                50,011         12,252         15,709
                                                              --------       --------       --------

     Net cash provided by (used in) operating activities      $ (6,051)      $(15,699)      $  7,213
                                                              ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In connection with business acquisitions during 1999, 1998 and 1997, the Company assumed net liabilities of $-0-, $300,000, and $900,000 and issued $9,991,000, $813,000, and $2.6 million of common stock, respectively. In 1999 and 1998, $41,000 and $298,000 of warrants were also issued, respectively. In addition, $1,586,000 of common stock was issued in 1999 in connection with settlement of litigation.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF CORPORATION

Employee Solutions, Inc. (together with its subsidiaries, "ESI" or the "Company") is a leading professional employer organization (PEO) providing employers throughout the United States with comprehensive employee payroll, human resources and benefits outsourcing services. The Company's integrated outsourcing services include payroll processing and reporting, human resources administration, employment regulatory compliance management, risk management/workers' compensation services, retirement and health care programs, and other products and services provided directly to worksite employees. At December 31, 1999, ESI serviced approximately 1,900 client companies with approximately 34,900 worksite employees in 46 states.

The Company conducts its business on a national scale across many industries and is not concentrated to any material extent within a single local market or industry, although the transportation industry, at approximately 29%, represents the largest concentration of customers, including one former customer that generated approximately 13% of total revenues in 1998.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the activities of Employee Solutions, Inc. and its wholly owned subsidiaries from their respective acquisition dates. All acquisitions were accounted for as purchases. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The nature of the Company's business requires significant estimates to be made in the areas of workers' compensation reserves and revenue recognized for retrospectively rated insurance policies. The actual results of these estimates may be unknown for a period of years. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when purchased. All cash equivalents are invested in high quality investment grade instruments, such as certificates of deposit, at December 31, 1999 and 1998, and are stated at fair market value. Substantially all cash and cash equivalents, including restricted cash and investments, are not insured at December 31, 1999.

RESTRICTED CASH

At December 31, 1999, restricted cash was approximately $1 million, which represented accounts held by banks as security for certain types of controlled disbursement transaction risk. Subsequent to year end the restriction on this account was released. At December 31, 1998, restricted cash was approximately $1.1 million, which represented amounts held for settlement of a legal matter. Restricted investments consist of certificates of deposit purchased in accordance with the Company's investment policy guidelines, with varying maturities to coincide with expected liquidity requirements to meet future anticipated claims, and are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Investments in Certain Debt and Equity Securities."

INVESTMENTS AND MARKETABLE SECURITIES

At December 31, 1999, the Company maintained approximately $15.2 million of investments in its cash and cash equivalents and investments and marketable securities accounts. These securities are considered available-for-sale and, accordingly, are recorded at market value. Securities with original maturities of 90 days or less consisted of money market and mutual funds that had an estimated fair value of $15.0 million at December 31, 1999. Securities with original maturities greater than 90 days consisted of a certificate of deposit with a fair value of approximately $151,300.

INSURANCE COMPANY RECEIVABLES

Prior to January 1, 1998, the Company's risk management/workers' compensation services program was conducted via fronting arrangements with insurers. At December 31, 1999 and 1998, the Company had receivables from its fronting companies of $6.6 million and $6.7 million, respectively. The receivables represent cash contractually required to be advanced to the insurance companies for loss funds, administrative fees, excess reinsurance premiums and premium taxes. At December 31, 1999 and 1998 the Company has recorded estimates of the actual expenses incurred of $4.1 million and $3.3 million respectively. The amount of the receivable is subject to reconciliation with the insurers upon final audit of the various policy periods.

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

================================================================================

(In thousands of dollars)                           December 31,    December 31,
                                                       1999            1998
                                                     --------        --------
Trade accounts receivable                            $ 28,866        $ 27,130
Unbilled salary and wage accruals                      11,384          11,921
Unbilled stand alone premium revenue                    1,842           1,985
Other, including affiliated parties                     2,133           2,628
Allowance for estimated uncollectible receivables      (5,929)         (4,922)
                                                     --------        --------
       Total accounts receivable, net                $ 38,296        $ 38,742
                                                     ========        ========

================================================================================

At December 31, 1999 and 1998, receivables from affiliated parties included in the above totals were $1.3 million and $2.2 million, respectively.

CREDIT RISK

The Company conducts only a limited credit investigation prior to accepting most new clients and thus may encounter collection problems which could adversely affect its cash flow. The nature of the Company's business is such that a small number of client credit failures could have an adverse effect on its business and financial condition.

PROPERTY AND EQUIPMENT

Property and equipment primarily consists of software purchased and developed for internal use and office furniture and equipment and is recorded at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets which range from three to five years. Maintenance and repairs that neither materially add to the value of the property, nor appreciably prolong its life, are charged to expense as incurred. Improvements or renewals are capitalized when incurred. Property and equipment is net of accumulated depreciation of $2,988,000 and $1,681,000 at December 31, 1999 and 1998, respectively.

GOODWILL AND OTHER ASSETS

Included in goodwill and other assets is $31.7 million and $60.6 million at December 31, 1999 and 1998, respectively, representing the unamortized cost of goodwill. Goodwill represents the excess of the purchase price paid over the fair market value of the net assets for all acquired companies. During 1999 the Company recognized a goodwill impairment charge of $42.2 million to write-down its remaining goodwill to the estimated fair value of $31.7 million. See Note 10.

Goodwill and other assets are net of accumulated amortization of $6.0 million and $10.2 million at December 31, 1999 and 1998, respectively.

Also included in goodwill and other assets at December 31, 1999 and 1998 is a $1.4 million net receivable for stand-alone workers' compensation premium due from one customer for a two-year program that ended December 31, 1997. The Company believes this to be collectible and has commenced litigation proceedings to collect the outstanding premium.

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

Prior  to  June  1,  1994  the  Company  covered  its  risk  management/workers'
compensation obligations with fully insured policies issued by multiple carriers. From June 1, 1994, to May 31, 1995, coverage was provided through policies issued by the American International Group (AIG) and Reliance National Indemnity Company (Reliance). The Company received approval in 1994 to form Camelback. Camelback was activated in May 1995. Effective June 1, 1995, the Company began conducting substantially all of its risk management/workers' compensation program through Camelback in coordination with Reliance. Under these policies the Company is responsible for the first $250,000 per occurrence with no aggregate to limit the Company's liability.

Individual risk management/workers' compensation claims in excess of $250,000 and up to the statutory limits of the states where the Company operates are the responsibility of Reliance. The Company's prior arrangements with AIG were structured in a manner similar to its current arrangements with Reliance.

On August 1, 1996 the Company entered into an arrangement with Legion Insurance Company (Legion), on substantially the same terms as the Reliance program except that the Company is responsible for the first $350,000 per occurrence with no aggregate to limit the Company's liability. Loss funds, recorded as restricted cash and investments under the Reliance program, are held by Legion for the Company's benefit and are included in receivables from insurance companies in the amount of $1.8 and $2.1 million at December 31, 1999 and 1998, respectively.

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

LOSS CONTINGENCIES

The Company expenses legal fees related to loss contingencies as the legal fees are incurred.

INCOME TAXES

The Company files a consolidated federal income tax return. Consolidated or combined state tax returns are filed in certain states.

Deferred income taxes arise from temporary differences resulting from certain revenue and expense items reported for financial accounting and tax reporting purposes in different periods. Reductions in current income taxes payable related to disqualifying dispositions of qualified stock options and the exercise of non-qualified stock options are credited to common stock. A valuation allowance is provided against deferred tax assets which, in the opinion of management, do not meet the "more likely than not" criteria of SFAS No. 109. See Note 3.

NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

The computation of adjusted net loss and weighted average common and common equivalent shares used in the calculation of net loss per common share is as follows:

==================================================================================================================
(In thousands of dollars,
  except share and per                     1999                           1998                        1997
  share data)                    -------------------------   -------------------------   -------------------------

                                    Basic        Diluted        Basic        Diluted        Basic        Diluted
                                 -----------   -----------   -----------   -----------   -----------   -----------
Weighted average of
  common shares outstanding       36,213,874    36,213,874    31,817,176    31,817,176    31,193,367    31,193,367

Dilutive effect of options
  and warrants outstanding                --            --            --            --            --            --
                                 -----------   -----------   -----------   -----------   -----------   -----------
Weighted average of common
  and common equivalent shares    36,213,874    36,213,874    31,817,176    31,817,176    31,193,367    31,193,367
                                 ===========   ===========   ===========   ===========   ===========   ===========
Net loss                         $   (56,062)  $   (56,062)  $   (27,951)  $   (27,951)  $    (8,496)  $    (8,496)

Adjustments to net loss                   --            --            --            --            --            --
                                 -----------   -----------   -----------   -----------   -----------   -----------
Adjusted net loss for purposes
  of the loss per common share
  calculation                    $   (56,062)  $   (56,062)  $   (27,951)  $   (27,951)  $    (8,496)  $    (8,496)
                                 ===========   ===========   ===========   ===========   ===========   ===========
Net loss per common and common
  equivalent share               $     (1.55)  $     (1.55)  $     (0.88)  $     (0.88)  $     (0.27)  $     (0.27)
                                 ===========   ===========   ===========   ===========   ===========   ===========
==================================================================================================================

The calculation of weighted average common and common equivalent shares for purposes of calculating the 1999, 1998 and 1997 diluted loss per share excludes approximately 39,313, 2,163,506 and 1,951,049, respectively, weighted average shares of options, warrants, and contingently issuable shares computed under the treasury stock method, as their effects would be anti-dilutive.

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

The following table presents a summary of the Company's financial instruments, as defined by SFAS 107:

============================================================================================
                                                                December 31,
                                            ------------------------------------------------
                                                    1999                        1998
                                            ---------------------   -----------------------
                                           Carrying    Estimated    Carrying     Estimated
(In thousands of dollars)                   Amount     Fair Value    Amount      Fair Value
                                            ------     ----------    ------      ----------
Financial Assets

Cash and cash equivalents                  $34,014      $34,014     $39,287       $39,287
Investments and marketable securities          100          100       9,997         9,997
Restricted cash                              1,000        1,000       1,088         1,088
Other financial assets, primarily
  accounts receivable                       46,302       46,302      46,834        46,834

Financial Liabilities

Bank overdraft                               2,472        2,472      13,727        13,727
Note payable                                10,000       10,000          --            --
Long-term debt                              85,000       42,500      85,000        60,350
Other financial liabilities,
 primarily accrued liabilities              53,581       53,581      59,791        59,791

===========================================================================================

Financial instruments other than long-term debt approximate fair value because of their short-term duration. The value of long-term debt is based on market estimates.

(2) LEASE COMMITMENTS

The Company leases office space under non-cancelable operating lease agreements. Future minimum lease payments due under such agreements are as follows:

================================================================================

       (In thousands of dollars)
       Years Ending December 31,                              Amount
       -------------------------                             -------
                 2000                                        $ 1,628
                 2001                                          1,536
                 2002                                          1,472
                 2003                                          1,429
                 2004                                            360
                                                             -------

                    Total                                    $ 6,425
                                                             =======

================================================================================

Rental expense under all leases was $2.4 million, $2.5 million, and $1.9 million in 1999, 1998 and 1997, respectively.

(3) INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 1999, 1998 and 1997 were as follows:

================================================================================

(In thousands of dollars)                     1999          1998          1997
-------------------------                     ----          ----          ----
Current                                       $145        $(4,217)      $  (297)
Deferred                                        --          4,106        (2,522)
                                              ----        -------       -------

Income tax provision (benefit)                $145        $  (111)      $(2,819)
                                              ====        =======       =======

================================================================================

Income tax expense differs from the amount computed using the statutory federal income tax rate due to the following:

================================================================================

(In thousands of dollars)                      1999         1998         1997
-------------------------                    --------      -------      -------
Income tax benefit at statutory rate         $(19,571)     $(9,822)     $(3,847)
Increase in valuation allowance                17,641        9,188           --
Non-deductible goodwill amortization            4,415          352          271
Non-deductible per diem and other expenses        203          193          336
State taxes, net of federal benefit            (2,482)          34          451
Other                                             (61)         (56)         (30)
                                             --------      -------      -------

Income tax provision (benefit)               $    145      $  (111)     $(2,819)
                                             ========      =======      =======

================================================================================

The Company's entire net deferred tax asset was offset with a valuation allowance at December 31, 1999 and December 31, 1998 in light of the uncertain future utilization of net operating loss carryforwards (NOLCs), tax credit carryforwards and other future deductions.

At December 31, 1999 the Company has regular federal NOLCs of approximately $25.5 million which will expire, if unused, in 2019. At December 31, 1999 the Company also has federal tax carryforwards of approximately $600,000 a portion of which will also expire, if unused, in 2019.

Deferred tax assets and liabilities are comprised of the following temporary differences at December 31:

================================================================================

(in thousands of dollars)                                  1999          1998
-------------------------                                --------      --------
Deferred tax liabilities:

Depreciation and amortization                            $  1,170      $    871
                                                         --------      --------
Deferred tax assets:
Intangible assets with remaining tax basis                 12,245            --
Accruals and reserves not deductible for tax purposes       4,927        10,059
Net operating loss carryforwards                           10,219            --
Tax credit carryforwards                                      608            --
Valuation allowance                                       (26,829)       (9,188)
                                                         --------      --------
Total deferred tax assets                                   1,170           871
                                                         --------      --------

Net deferred taxes                                       $     --      $     --
                                                         ========      ========

================================================================================

(4) NOTE PAYABLE

On October 26, 1999 the Company entered into a loan and security agreement (the "Loan Agreement") with Foothill Capital Corporation and Ableco Finance LLC (the "Lenders") providing for a term loan of $10 million at an interest rate of 13.5% and a revolving loan (based on eligible accounts receivable) to a maximum of $10 million (including letters of credit drawn thereunder) at an interest rate of prime plus 2%. The Company received the proceeds of the term loan on October 29, 1999. The Company does not currently intend to draw on the revolving loan facility except as security for various letters of credit ($5.4 million at December 31, 1999). The Company paid a closing fee of $800,000 and will pay a commitment fee of 50 basis points on the unused portion of the revolving line, as well as letter of credit fees of 2.0%. If the term loan then remains outstanding, the interest rate thereon increases by 25 basis points per month beginning on July 29, 2000 and a fee of $100,000 is payable on July 29, 2000 and on October 29, 2000. The Loan Agreement matures on January 1, 2001. The principal loan covenants are as follows: tangible net worth of ($72,390,000) at December 31, 1999, ($71,320,000) at March 31, 2000, ($70,220,000) at June 30,
2000,  ($68,270,000)  at September  30, 2000 and  ($66,090,000)  at December 31,
2000; and EBITDA (as defined) of $1,230,000 at December 31, 1999,  $2,560,000 at
March 31, 2000,  $2,780,000  at June 30, 2000,  $3,410,000 at September 30, 2000
and $3,770,000 at December 31, 2000. The Loan Agreement also includes covenants relating to capital expenditure limits and worksite employee headcount and average gross margin requirements. The Loan Agreement further contains, among other limitations, restrictions on mergers or the sale of significant assets or use of the proceeds thereof, investments and business acquisitions, and additional indebtedness or liens. The Loan Agreement includes certain other customary covenants, and is secured by substantially all of the Company's assets (including pledges of the stock of the Company's subsidiaries and control agreements over substantially all of the Company's cash accounts). The Company anticipates that it will not be in compliance with one or more of the covenants set forth above as of March 31, 2000 and has therefore classified the debt obligation as a current liability.

(5) LONG-TERM DEBT

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

The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by certain of the Company's wholly owned current and future subsidiaries. The Company's wholly-owned insurance subsidiary, which is a non-guarantor subsidiary, is subject to certain statutory and contractual restrictions which limit its ability to pay dividends or make loans to the Company or other subsidiaries. The financial statements presented below include the separate or combined financial position for the years ended December 31, 1999 and 1998, and the results of operations and cash flows for each of the three years in the period ended December 31, 1999, of Employee Solutions, Inc. (Parent), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors).

BALANCE SHEETS

===============================================================================================================
(In thousands of dollars)
-------------------------                                     For the Year Ended December 31, 1999
                                                    -----------------------------------------------------------
                                                                            Non-
                                                    Parent    Guarantors  Guarantors  Eliminating  Consolidated
                                                    ------    ----------  ----------  -----------  ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $ 16,452    $ 14,148    $  3,414    $     --      $  34,014
  Investments and marketable securities                 100          --          --          --            100
  Restricted cash                                     1,000          --          --          --          1,000
  Accounts receivable, net                           14,240      23,512         544          --         38,296
  Receivables from insurance companies                   --          --       6,618          --          6,618
  Prepaid expenses and deposits                       1,023          64           1          --          1,088
  Due from affiliates                                 8,150       2,644      (7,020)     (3,774)            --
                                                   --------    --------    --------    --------      ---------
       Total current assets                          40,965      40,368       3,557      (3,774)        81,116

  Property and equipment, net                         3,937         265           9          --          4,211
  Goodwill and other assets, net                      9,947      27,053          --          --         37,000
  Investment in subsidiaries                         42,872          --          --     (42,872)            --
                                                   --------    --------    --------    --------      ---------
       Total assets                                $ 97,721    $ 67,686    $  3,566    $(46,646)     $ 122,327
                                                   ========    ========    ========    ========      =========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                   $  2,472    $     --    $     --    $     --      $   2,472
  Accrued salaries, wages and payroll taxes           5,607      25,276         292          --         31,175
  Accounts payable                                      966       1,151       4,107          --          6,224
  Accrued workers' compensation and health
  insurance                                               5         953       6,230          --          7,188
  Income taxes payable                                  421         (56)         (2)         --            363
  Other accrued expenses                              4,614         976       2,694          --          8,284
  Due to affiliates                                  17,015      11,300     (24,541)     (3,774)            --
  Note payable                                       10,000          --          --          --         10,000
                                                   --------    --------    --------    --------      ---------
       Total current liabilities                     41,100      39,600     (11,220)     (3,774)        65,706
                                                   --------    --------    --------    --------      ---------

  Deferred income taxes                                  --          --          --          --             --
                                                   --------    --------    --------    --------      ---------
  Long-term debt                                     85,000          --          --          --         85,000
                                                   --------    --------    --------    --------      ---------
  Other long-term liabilities                           347          --          --          --            347
                                                   --------    --------    --------    --------      ---------
Commitments and contingencies

STOCKHOLDERS' (DEFICIT) EQUITY

  Class A convertible preferred stock                    --          --          --          --             --
  Common stock, no par value                         39,550       2,622         771      (3,393)        39,550
  Common stock to be issued                           7,871          --          --          --          7,871
  Additional paid in capital                             --      26,342          50     (26,392)            --
  (Accumulated deficit) retained earnings           (76,147)       (878)     13,965     (13,087)       (76,147)
                                                   --------    --------    --------    --------      ---------

       Total stockholders' (deficit) equity         (28,726)     28,086      14,786     (42,872)       (28,726)
                                                   --------    --------    --------    --------      ---------
Total liabilities and stockholders'
  (deficit) equity                                 $ 97,721    $ 67,686    $  3,566    $(46,646)     $ 122,327
                                                   ========    ========    ========    ========      =========

===============================================================================================================

===============================================================================================================
(In thousands of dollars)
-------------------------                                         For the Year Ended December 31, 1998
                                                  -------------------------------------------------------------
                                                                             Non-
                                                   Parent     Guarantors  Guarantors  Eliminating  Consolidated
                                                   ------     ----------  ----------  -----------  ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $   8,176    $ 24,503    $  6,608    $     --       $  39,287
  Investments and marketable securities               9,997          --          --          --           9,997
  Restricted cash                                     1,088          --          --          --           1,088
  Accounts receivable, net                           15,460      22,495         787          --          38,742
  Receivables from insurance companies                   --          --       6,704          --           6,704
  Prepaid expenses and deposits                       1,532         753          18          --           2,303
  Income taxes receivable                             5,040          --          --          --           5,040
  Deferred income taxes                                 811          --          --          --             811
  Due from affiliates                                 7,789       2,711      (6,726)     (3,774)             --
                                                  ---------    --------    --------    --------       ---------
       Total current assets                          49,893      50,462       7,391      (3,774)        103,972

  Property and equipment, net                         4,213         314          16          --           4,543
  Deferred income taxes                                  60          --          --          --              60
  Goodwill and other assets, net                     34,044      32,208         278          --          66,530
  Investment in subsidiaries                         36,005          --          --     (36,005)             --
                                                  ---------    --------    --------    --------       ---------
       Total assets                               $ 124,215    $ 82,984    $  7,685    $(39,779)      $ 175,105
                                                  =========    ========    ========    ========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                  $     308    $ 13,419    $     --    $     --       $  13,727
  Accrued salaries, wages and payroll taxes           5,932      22,167         620          --          28,719
  Accounts payable                                    1,584       1,051       3,263          --           5,898
  Accrued workers' compensation and health
  insurance                                           3,141         618       5,858          --           9,617
  Income taxes payable                                  751          --          --          --             751
  Other accrued expenses                              9,123       2,316       2,156          --          13,595
  Due to affiliates                                   1,789      16,030     (14,045)     (3,774)             --
                                                  ---------    --------    --------    --------       ---------
       Total current liabilities                     22,628      55,601      (2,148)     (3,774)         72,307
                                                  ---------    --------    --------    --------       ---------

  Deferred income taxes                                 871          --          --          --             871
                                                  ---------    --------    --------    --------       ---------
  Long-term debt                                     85,000          --          --          --          85,000
                                                  ---------    --------    --------    --------       ---------
  Other long-term liabilities                            --       1,211          --          --           1,211
                                                  ---------    --------    --------    --------       ---------
Commitments and contingencies

STOCKHOLDERS' EQUITY

  Class A convertible preferred stock                    --          --          --          --              --
  Common stock, no par value                         35,800       2,622         771      (3,393)         35,800
  Additional paid in capital                             --      26,342          50     (26,392)             --
  (Accumulated deficit) retained earnings           (20,085)     (2,792)      9,012      (6,220)        (20,085)
  Unrealized gain on investments                          1          --          --          --               1
                                                  ---------    --------    --------    --------       ---------

       Total stockholders' equity                    15,716      26,172       9,833     (36,005)         15,716
                                                  ---------    --------    --------    --------       ---------
Total liabilities and stockholders' equity        $ 124,215    $ 82,984    $  7,685    $(39,779)      $ 175,105
                                                  =========    ========    ========    ========       =========

===============================================================================================================

STATEMENTS OF OPERATIONS

===============================================================================================================

(In thousands of dollars)                                      For the Year Ended December 31, 1999
-------------------------                       ---------------------------------------------------------------
                                                                          Non-
                                                  Parent    Guarantors   Guarantors   Eliminating  Consolidated
                                                  ------     ---------   ----------   -----------  ------------
Revenues                                         $ 221,682   $695,487     $ 22,666      $     --     $ 939,835
                                                 ---------   --------     --------      --------     ---------
Cost of revenues:
 Salaries and wages of worksite employees          188,508    596,947       18,869            --       804,324
 Healthcare and workers' compensation                7,966     35,702       (2,978)           --        40,690
 Payroll and employment taxes                       14,873     40,608        1,713            --        57,194
                                                 ---------   --------     --------      --------     ---------

     Cost of revenues                              211,347    673,257       17,604            --       902,208
                                                 ---------   --------     --------      --------     ---------
     Gross profit                                   10,335     22,230        5,062            --        37,627

Selling, general and administrative expenses        26,005     10,076          147            --        36,228
Intercompany selling, general and
 administrative expense                                 --         --           --            --            --
Depreciation and amortization                        5,876      1,587           29            --         7,492
Goodwill impairment                                 33,089      8,802          314            --        42,205
                                                 ---------   --------     --------      --------     ---------

Loss from operations                               (54,635)     1,765        4,572            --       (48,298)

Other income (expense):
 Interest income                                       679        136          381            --         1,196
 Interest expense and other                         (8,828)        13           --            --        (8,815)
                                                 ---------   --------     --------      --------     ---------
 Income (loss) before benefit for income taxes     (62,784)     1,914        4,953            --       (55,917)

 Income tax provision, net                             145         --           --            --           145
                                                 ---------   --------     --------      --------     ---------
                                                   (62,929)     1,914        4,953            --       (56,062)
 Income from wholly-owned subsidiaries               6,867         --           --        (6,867)           --
                                                 ---------   --------     --------      --------     ---------

     Net (loss) income                           $ (56,062)  $  1,914     $  4,953      $ (6,867)    $ (56,062)
                                                 =========   ========     ========      ========     =========

===============================================================================================================

===============================================================================================================

(In thousands of dollars)                                        For the Year Ended December 31, 1998
-------------------------                        ---------------------------------------------------------------
                                                                             Non-
                                                  Parent     Guarantors   Guarantors  Eliminating   Consolidated
                                                 ---------    ---------    --------     --------     ---------
Revenues                                         $ 265,523    $ 670,874    $ 34,201     $ (1,689)    $ 968,909
                                                 ---------    ---------    --------     --------     ---------
Cost of revenues:
  Salaries and wages of worksite employees         221,615      563,715      29,123           --       814,453
  Healthcare and workers' compensation              14,913       39,028       1,972           --        55,913
  Payroll and employment taxes                      20,362       41,079       2,877           --        64,318
                                                 ---------    ---------    --------     --------     ---------

      Cost of revenues                             256,890      643,822      33,972           --       934,684
                                                 ---------    ---------    --------     --------     ---------
      Gross profit                                   8,633       27,052         229       (1,689)       34,225

Selling, general and administrative expenses        12,951       33,652       2,690           --        49,293
Intercompany selling, general and
 administrative expense                                769          821          99       (1,689)           --
Depreciation and amortization                        4,518        1,599          28           --         6,145
                                                 ---------    ---------    --------     --------     ---------

Loss from operations                                (9,605)      (9,020)     (2,588)          --       (21,213)

Other income (expense):
  Interest income                                    1,159          169         557           --         1,885
  Interest expense and other                        (9,033)          (3)        302           --        (8,734)
                                                 ---------    ---------    --------     --------     ---------
  Loss before benefit for income taxes             (17,479)      (8,854)     (1,729)          --       (28,062)

  Income tax benefit, net                               --          (92)        (19)          --          (111)
                                                 ---------    ---------    --------     --------     ---------
                                                   (17,479)      (8,762)     (1,710)          --       (27,951)

  Income from wholly-owned subsidiaries            (10,472)          --          --       10,472            --
                                                 ---------    ---------    --------     --------     ---------

      Net loss                                   $ (27,951)   $  (8,762)   $ (1,710)    $ 10,472     $ (27,951)
                                                 =========    =========    ========     ========     =========

===============================================================================================================

===============================================================================================================

(In thousands of dollars)                                          For the Year Ended December 31, 1997
-------------------------                         -------------------------------------------------------------
                                                                             Non-
                                                   Parent     Guarantors  Guarantors  Eliminating  Consolidated
                                                  ---------    ---------    --------     --------     ---------
Revenues                                          $ 465,847   $ 426,058    $ 74,815     $(32,903)    $ 933,817
                                                  ---------   ---------    --------     --------     ---------
Cost of revenues:
  Salaries and wages of worksite employees          404,316     351,899      36,591      (27,759)      765,047
  Healthcare and workers' compensation               15,134      26,216      34,245           --        75,595
  Payroll and employment taxes                       32,814      26,741       3,058           --        62,613
                                                  ---------   ---------    --------     --------     ---------
      Cost of revenues                              452,264     404,856      73,894      (27,759)      903,255
                                                  ---------   ---------    --------     --------     ---------
      Gross profit                                   13,583      21,202         921       (5,144)       30,562

Selling, general and administrative expenses         22,347      10,577         487           --        33,411
Intercompany selling, general and administrative
expense                                                 770       3,778         596       (5,144)           --
Depreciation and amortization                         2,863       1,722          32           --         4,617
                                                  ---------   ---------    --------     --------     ---------
Income (loss) from operations                       (12,397)      5,125        (194)          --        (7,466)

Other income (expense):
  Interest income                                       320          90         893           --         1,303
  Interest expense and other                         (5,320)        (14)        182           --        (5,152)
                                                  ---------   ---------    --------     --------     ---------
  Income (loss) before provision (benefit) for
  income taxes                                      (17,397)      5,201         881           --       (11,315)

  Income tax provision (benefit)                     (4,354)      1,295         240           --        (2,819)
                                                  ---------   ---------    --------     --------     ---------
                                                    (13,043)      3,906         641           --        (8,496)

  Income from wholly-owned subsidiaries               4,547          --          --       (4,547)           --
                                                  ---------   ---------    --------     --------     ---------
      Net income (loss)                           $  (8,496)  $   3,906    $    641     $ (4,547)    $  (8,496)
                                                  =========   =========    ========     ========     =========

===============================================================================================================

STATEMENTS OF CASH FLOWS

=====================================================================================================================

(In thousands of dollars)                                            For the Year Ended December 31, 1999
-------------------------                                ------------------------------------------------------------
                                                                                   Non-
                                                          Parent    Guarantors  Guarantors  Eliminating  Consolidated
                                                         --------    --------    --------     --------     --------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
 PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                      $(56,062)   $  1,914    $  4,953     $ (6,867)    $(56,062)
                                                         --------    --------    --------     --------     --------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
 Depreciation and amortization                              5,876       1,587          29           --        7,492
 Goodwill impairment                                       33,089       8,802         314           --       42,205
 Other non-cash expenses, net                                  41      (1,211)         --           --       (1,170)
 Decrease (increase) in accounts receivable, net            1,220      (1,017)        243           --          446
 Decrease in receivables from insurance companies              --          --          86           --           86
 Decrease in prepaid expenses and deposits                    509         689          17           --        1,215
 Decrease (increase) in other assets                        3,347      (2,515)        (48)          --          784
 (Decrease) increase from inter-company transactions       10,597      (7,251)    (10,213)       6,867           --
 Increase (decrease) in accrued salaries, wages,
   and payroll taxes                                         (325)      3,109        (328)          --        2,456
 (Decrease) increase in accrued workers'
  compensation and healthcare                              (3,136)        335         372           --       (2,429)
 Increase in other long-term liabilities                      347          --          --           --          347
 Increase (decrease) in accounts payable                     (618)        100         844           --          326
 Decrease (increase) in income taxes payable/receivable     4,710         (56)         (2)          --        4,652
 Increase (decrease) in other accrued expenses             (5,597)     (1,340)        538           --       (6,399)
                                                         --------    --------    --------     --------     --------

                                                           50,060       1,232      (8,148)       6,867       50,011
                                                         --------    --------    --------     --------     --------
    Net cash (used in) provided by operating activities    (6,002)      3,146      (3,195)          --       (6,051)
                                                         --------    --------    --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                    (927)        (82)          1           --       (1,008)
  Business acquisitions                                    (5,896)         --          --           --       (5,896)
  Change in investments and marketable securities, net      9,897          --          --           --        9,897
  Cash released from restricted accounts, net                  88          --          --           --           88
                                                         --------    --------    --------     --------     --------
    Net cash provided by (used in) investing
     activities                                             3,162         (82)          1           --        3,081
                                                         --------    --------    --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of short-term borrowing           10,000          --          --           --       10,000
  Proceeds from issuance of common stock                        3          --          --           --            3
  Payment of deferred loan costs                           (1,051)         --          --           --       (1,051)
  Increase (decrease) in bank overdraft                     2,164     (13,419)         --           --      (11,255)
                                                         --------    --------    --------     --------     --------
  Net cash provided by (used in) financing activities      11,116     (13,419)         --           --       (2,303)
                                                         --------    --------    --------     --------     --------
       Net increase (decrease) in cash and cash
        equivalents                                         8,276     (10,355)     (3,194)          --       (5,273)

CASH AND CASH EQUIVALENTS,
  Beginning of year                                         8,176      24,503       6,608           --       39,287
                                                         --------    --------    --------     --------     --------
CASH AND CASH EQUIVALENTS,
  End of year                                            $ 16,452    $ 14,148    $  3,414     $     --     $ 34,014
                                                         ========    ========    ========     ========     ========

=====================================================================================================================

======================================================================================================================

(In thousands of dollars)                                               For the Year Ended December 31, 1998
-------------------------                                 ------------------------------------------------------------
                                                                                    Non-
                                                           Parent    Guarantors  Guarantors  Eliminating  Consolidated
                                                           ------    ----------  ----------  -----------  ------------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
 (USED IN) OPERATING ACTIVITIES:
  Net loss                                                $(27,951)   $ (8,762)   $ (1,710)    $ 10,472     $(27,951)
                                                          --------    --------    --------     --------     --------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
 PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Depreciation and amortization                              4,518       1,599          28           --        6,145
  Loss on sale of assets                                       192          --           1           --          193
  Write-off of deferred acquisition costs                      772          --          --           --          772
  Other non-cash expenses                                    1,200          --          --           --        1,200
  Decrease in accounts receivable, net                       5,362      11,865       1,498           --       18,725
  (Increase) decrease in receivables from insurance
   companies                                                    --       5,430      (5,064)          --          366
  Decrease in prepaid expenses and deposits                  1,290         712         257           --        2,259
  Decrease in deferred income taxes, net                     4,106          --          --           --        4,106
  Decrease in other assets                                     165          --           1           --          166
  (Decrease) increase from inter-company transactions       20,000      (8,726)       (802)     (10,472)          --
  Increase (decrease) in accrued salaries, wages,
   and payroll taxes                                       (14,321)        745        (968)          --      (14,544)
  Increase (decrease) in accrued workers'
   compensation and healthcare                               1,529      (1,593)    (14,905)          --      (14,969)
  Decrease in other long-term liabilities                       --          (2)         --           --           (2)
  Increase (decrease) in accounts payable                      502      (1,267)      2,300           --        1,535
  Decrease in income taxes payable/receivable                 (209)         --          --           --         (209)
  Increase (decrease) in other accrued expenses              5,311        (225)      1,423           --        6,509
                                                          --------    --------    --------     --------     --------

                                                            30,417       8,538     (16,231)     (10,472)      12,252
                                                          --------    --------    --------     --------     --------
     Net cash provided by (used in) operating activities     2,466        (224)    (17,941)          --      (15,699)
                                                          --------    --------    --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (2,566)       (184)          1           --       (2,749)
  Business acquisitions                                     (2,889)       (356)        (22)          --       (3,267)
  Purchase of investments, net                              (9,997)         --          --           --       (9,997)
  Cash invested in restricted cash                          (1,088)         --      19,000           --       17,912
  Disbursements for deferred costs                            (723)         --          --           --         (723)
                                                          --------    --------    --------     --------     --------
     Net cash provided by (used in)investing activities    (17,263)       (540)     18,979           --        1,176
                                                          --------    --------    --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                       199          --          --           --          199
  Payment of deferred loan costs                              (226)         --          --           --         (226)
  Increase in bank overdraft                                   308      13,419          --           --       13,727
                                                          --------    --------    --------     --------     --------
  Net cash provided by financing activities                    281      13,419          --           --       13,700
                                                          --------    --------    --------     --------     --------
     Net increase (decrease) in cash and cash
       equivalents                                         (14,516)     12,655       1,038           --         (823)

CASH AND CASH EQUIVALENTS,
  Beginning of year                                         22,692      11,848       5,570           --       40,110
                                                          --------    --------    --------     --------     --------
CASH AND CASH EQUIVALENTS,
  End of year                                             $  8,176    $ 24,503    $  6,608     $     --     $ 39,287
                                                          ========    ========    ========     ========     ========

======================================================================================================================

======================================================================================================================

(In thousands of dollars)                                           For the Year Ended December 31, 1997
-------------------------                                 ------------------------------------------------------------
                                                                                    Non-
                                                           Parent    Guarantors  Guarantors  Eliminating  Consolidated
                                                           ------    ----------  ----------  -----------  ------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
 BY (USED IN) OPERATING ACTIVITIES:
 Net income (loss)                                        $ (8,496)   $  3,906    $    641     $ (4,547)    $ (8,496)
                                                          --------    --------    --------     --------     --------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
 CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
 Depreciation and amortization                               2,863       1,722          32           --        4,617
 Increase in accounts receivable, net                       (9,910)    (10,775)     (1,943)          --      (22,628)
 (Increase) decrease in receivables from insurance
  companies                                                     --      (2,273)      1,121           --       (1,152)
 Increase in prepaid expenses and deposits                  (2,021)     (1,071)       (154)          --       (3,246)
 Increase in deferred income taxes, net                     (2,522)         --          --           --       (2,522)
 (Increase) decrease in other assets                        (1,023)        324        (106)          --         (805)
 (Decrease) increase from inter-company transactions          (733)      2,870      (6,684)       4,547           --
 Increase in accrued salaries, wages, and payroll
  taxes                                                     10,363      14,242       1,072           --       25,677
 Increase (decrease) in accrued workers' compensation
  and healthcare                                             1,381          (8)     16,286           --       17,659
 Increase in other long-term liabilities                        --        (136)         --           --         (136)
 Increase (decrease) in accounts payable                       893        (967)        359           --          285
 Decrease in income taxes payable/receivable                (3,612)         --          --           --       (3,612)
 Increase in other accrued expenses                            399         472         701           --        1,572
                                                          --------    --------    --------     --------     --------

                                                            (3,922)      4,400      10,684        4,547       15,709
                                                          --------    --------    --------     --------     --------
     Net cash provided by (used in) operating activities   (12,418)      8,306      11,325           --        7,213
                                                          --------    --------    --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (2,446)        (53)         --           --       (2,499)
  Business acquisitions                                     (4,296)       (675)        (53)          --       (5,024)
  Cash invested in restricted cash and investments              --          --      (7,500)          --       (7,500)
                                                          --------    --------    --------     --------     --------

       Net cash used in investing activities                (6,742)       (728)     (7,553)          --      (15,023)
                                                          --------    --------    --------     --------     --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt, net             42,200          --          --           --       42,200
  Proceeds from issuance of common stock                       502          --          --           --          502
  Payment for deferred loan costs                           (3,285)         --          --           --       (3,285)
  Decrease in bank overdraft and other                          --      (2,477)         --           --       (2,477)
                                                          --------    --------    --------     --------     --------
       Net cash provided by (used in) financing
        activities                                          39,417      (2,477)         --           --       36,940
                                                          --------    --------    --------     --------     --------
Net increase in cash and cash equivalents                   20,257       5,101       3,772           --       29,130

CASH AND CASH EQUIVALENTS,
       Beginning of year                                     2,435       6,747       1,798           --       10,980
                                                          --------    --------    --------     --------     --------
CASH AND CASH EQUIVALENTS,
       End of year                                        $ 22,692    $ 11,848    $  5,570     $     --     $ 40,110
                                                          ========    ========    ========     ========     ========
======================================================================================================================

(6) STOCKHOLDERS' EQUITY

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

WARRANTS

Warrant activity in 1997, 1998 and 1999 was as follows:
================================================================================

                                                                  Weighted-
                                                                   Average
                                                      Number      Exercise
                                                    of Warrants     Price
                                                     --------       -----
     Outstanding at December 31, 1997                 120,000        1.88

         Granted                                      200,000        2.13
                                                     --------
     Outstanding at December 31, 1998                 320,000        1.93

         Granted                                       75,000        1.00
         Expired                                     (120,000)       1.88
                                                     --------
     Outstanding at December 31, 1999                 275,000        1.82
                                                     ========

================================================================================

None of the warrants were exercisable at December 31, 1999. Of the remaining outstanding warrants, 200,000 expire on November 30, 2008, and 75,000 expire on August 18, 2004.

STOCK OPTION PLANS

The Company has a 1993 Stock Option Plan and a 1995 Stock Option Plan. The plans are administered by the Human Resources Committee of the Company's Board of Directors, and certain employees are eligible to participate in the plans and receive incentive stock options and/or non-qualified options. In addition, all consultants are eligible to participate in the plans and receive non-qualified options. Options granted may be either "incentive stock options," within the meaning of Section 422A of the Internal Revenue Code, or nonqualified stock options.

The total number of options made available and reserved for issuance under the 1993 and 1995 Plans are 1,200,000 and 4,500,000, respectively. The Company has granted, net of cancellations, options of 877,958 shares and 3,028,239 shares under the 1993 and 1995 plans, respectively, through December 31, 1999. Under both plans the option exercise price must at least equal the stock's market price on the date of grant. No compensation expense was recorded for the stock options under the 1993 or 1995 Plans in the accompanying financial statements as the Company has elected to retain the accounting prescribed under Accounting Principles Board

Opinion No. 25 (APB 25). Employee stock options generally become fully exercisable over three years from the grant date and generally have terms from five to ten years. Upon termination of employment, the option exercise period is reduced or the options are canceled.

The following table is a summary of the Company's 1993 and 1995 Stock Option Plan activity and related information for the three years ended December 31, 1999:

================================================================================
                                                                       Weighted-
                                                                        Average
                                                       Number          Exercise
                                                     Of Options         Price
                                                     ----------         -----
  Outstanding at December 31, 1996                    3,113,770          6.59
     Granted                                          1,070,157          6.08
     Exercised                                         (201,100)         2.50
     Canceled                                          (589,578)        15.32
                                                     ----------
  Outstanding at December 31, 1997                    3,393,249          5.16
     Granted                                          2,030,770          3.26
     Exercised                                         (101,475)         1.75
     Canceled                                        (1,727,644)         6.60
                                                     ----------
  Outstanding at December 31, 1998                    3,594,900          3.50
     Granted                                            544,940          3.47
     Exercised                                           (1,668)         1.88
     Canceled                                        (1,319,687)         4.46
                                                     ----------

  Outstanding at December 31, 1999                    2,818,485          3.03
                                                     ==========
  Exercisable options as of:
     December 31, 1997                                1,204,088          4.23
     December 31, 1998                                2,012,030          3.72
     December 31, 1999                                1,278,398          3.75

  Available for future grants at December 31, 1999    1,793,803
================================================================================

The following table is a summary of selected information for the Company's compensatory stock option plans:

================================================================================
                                              December 31, 1999
                              --------------------------------------------------
                                 Weighted-Average               Weighted-Average
                              Remaining Contractual                 Exercise
                                 Life (Yrs.mths)      Number         Price
                                 ---------------      ------         -----
RANGE OF EXERCISE PRICES
  1993 Stock Option Plan
     $1.88
        Options outstanding             .1              89,337      $ 1.88
        Options exercisable                             89,337        1.88

  1995 Stock Option Plan
     $.84 - $3.94
        Options outstanding            5.9           2,402,303        2.17
        Options exercisable                            962,680        2.50

     $4.31 - $5.41
        Options outstanding            4.8             171,845        4.80
        Options exercisable                            111,381        4.57

     $14.50 - $16.25
        Options outstanding            2.8             155,000       15.14
        Options exercisable                            115,000       14.88
================================================================================

The weighted average fair value of options granted under the 1993 and 1995 Stock Option Plans was $.97, $3.29 and $4.46 for 1999, 1998 and 1997, respectively.

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

Net loss and loss per share would have been changed to the pro forma amounts indicated below:

================================================================================
(In thousands of dollars,
  except per share data)                         Year Ended December 31,
-------------------------                  ------------------------------------
                                             1999         1998          1997
                                           ---------    ---------     ---------
Net loss:
    As reported                            $ (56,062)   $ (27,951)    $  (8,496)
    Pro forma                                (55,977)     (30,943)      (10,569)

Basic loss per share:
    As reported                                (1.55)        (.88)         (.27)
    Pro forma                                  (1.55)        (.97)         (.34)

Diluted loss per share:
    As reported                                (1.55)        (.88)         (.27)
    Pro forma                                  (1.55)        (.97)         (.34)
================================================================================

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

The fair value of each option grant is estimated based on the date of grant using the Black-Scholes options pricing model. The following weighted average assumptions were used for grants in 1999: risk-free interest rate of 5.25%; expected dividend yield of 0%; expected option term of 3 years; and expected volatility of 108.48%. The following weighted average assumptions were used for grants in 1998 and 1997: risk-free interest rate of 4.9% and 5.92%, respectively; expected dividend yield of 0%; expected lives of 2 years; and expected volatility of 117% and 98%, respectively.

The Company adopted an Employee Stock Purchase Plan effective March 1999. Participating employees are permitted to acquire shares of the Company's common stock through payroll deduction at a 15% discount from the average trading price during the 10 days prior to implementation of the plan or the 10 days prior to the expiration of the first plan year in January 2000, whichever price is lower. The plan has also been renewed on similar terms in 2000. The Company has reserved 500,000 shares of its Common Stock for issuance under the plan. As of December 31, 1999 and February 28, 2000 the Company has issued -0- and 44,222 shares, respectively, under the plan.

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

Information concerning revenue, gross profit and assets by business segment was as follows (in thousands):

================================================================================

                                               For the Year Ended December 31,
                                              ---------------------------------
                                                1999        1998        1997
                                              ---------   ---------   ---------
Revenue
  Core PEO                                    $ 561,062   $ 569,394   $ 532,761
  US Xpress                                          --     121,323     180,403
  LPC                                           109,793     102,218     122,550
  TEAM                                          268,980     174,109      87,764
  Stand-Alone                                        --       1,865      10,339
                                              ---------   ---------   ---------
  Consolidated total                            939,835     968,909     933,817
                                              ---------   ---------   ---------
Gross profit
  Core PEO                                       24,450      23,713      17,749
  US Xpress                                          --         (66)        541
  LPC                                            10,443       9,919       8,981
  TEAM                                            2,734       2,029       1,742
  Stand-Alone                                        --      (1,370)      1,549
                                              ---------   ---------   ---------
  Total                                          37,627      34,225      30,562

Selling, general and administrative expense      36,228      49,293      33,411

Depreciation and amortization                     7,492       6,145       4,617
Goodwill impairment (core PEO)                   42,205          --          --
                                              ---------   ---------   ---------

Loss from operations                            (48,298)    (21,213)     (7,466)
                                              ---------   ---------   ---------
Other income (expense)
  Interest income                                 1,196       1,885       1,303
  Interest expense                               (8,854)     (8,541)     (5,102)
  Other                                              39        (193)        (50)
                                              ---------   ---------   ---------

Loss before provision for income taxes          (55,917)    (28,062)    (11,315)

Income tax provision (benefit)                      145        (111)     (2,819)
                                              ---------   ---------   ---------

Net loss                                        (56,062)    (27,951)     (8,496)
                                              =========   =========   =========
Depreciation and amortization
  Core PEO                                        6,388       5,062       3,608
  LPC                                               973         927         883
  TEAM                                              131         153         121
  Stand-Alone                                        --           3           5
                                              ---------   ---------   ---------
  Consolidated total                              7,492       6,145       4,617
                                              =========   =========   =========
Goodwill impairment
  Core PEO                                       42,205          --          --
                                              ---------   ---------   ---------
Total assets
  Core PEO                                       65,447      94,540     106,512
  LPC                                            34,976      35,192      36,825
  TEAM                                           21,904      29,380      14,926
  Stand-Alone                                        --      15,993      48,954
                                              ---------   ---------   ---------
  Consolidated total                          $ 122,327   $ 175,105   $ 207,217
                                              =========   =========   =========

================================================================================

(8) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents summary unaudited quarterly financial data from the
Company's  consolidated   statements  of  operations  (all  earnings  per  share
calculations have been restated to conform to SFAS No. 128):

=========================================================================================
(In thousands of dollars, except
  share and per share data)                            Quarter Ended
                             ------------------------------------------------------------
                              March 31,        June 30,      September 30,   December 31,
                             ------------    ------------    ------------    ------------
1999
   Revenues                  $   198,909     $   206,088     $   222,418     $   312,420
   Gross profit                    7,736           8,575           9,282          12,034

   Basic
    Net loss (1)                  (3,462)         (3,436)         (3,423)        (45,741)
    Weighted average shares   32,421,263      33,266,969      34,534,260      38,926,531
    Net loss per share (2)          (.11)           (.10)           (.10)          (1.18)

   Diluted
    Net loss                      (3,462)         (3,436)         (3,423)        (45,741)
    Weighted average shares   32,421,263      33,266,969      34,534,260      38,926,531
    Net loss per share (2)          (.11)           (.10)           (.10)          (1.18)

1998
   Revenues                  $   220,930     $   254,399     $   231,636     $   261,944
   Gross profit                    9,466           8,471           8,970           7,318

   Basic
    Net loss                        (905)         (5,722)         (7,168)        (14,156)
    Weighted average shares   31,701,036      31,766,725      31,792,787      32,005,193
    Net loss per share              (.03)           (.18)           (.23)           (.44)

   Diluted
    Net loss                        (905)         (5,722)         (7,168)        (14,156)
    Weighted average shares   31,701,036      31,766,725      31,792,787      32,005,193
    Net loss per share              (.03)           (.18)           (.23)           (.44)
=========================================================================================

(1) Includes impact of special fourth quarter charge associated with the $42.2 million goodwill impairment.

(2) Net loss per share in 1999 is less than the sum of the applicable amounts for each quarter primarily because of the weighting of the fourth quarter loss.

(9) ACQUISITIONS

ACQUISITION OF FIDELITY RESOURCES CORPORATION

Effective December 1, 1998, the Company acquired Fidelity Resources Corporation (Fidelity), a PEO services company by issuing 625,000 restricted shares of the Company's common stock, valued at $1.30 per share ($2.00 less a 35% discount for the lack of marketability of the restricted shares). The Company also issued warrants to purchase up to 200,000 shares of its common stock that would have become exercisable at $2.125 per share if earnings targets were achieved in each of the three years following the closing of the acquisition. On February 3, 2000 the Company issued an additional 2,206,258 shares of common stock so that the aggregate value of the 625,000 shares (as defined in the purchase agreement) plus such additional consideration equaled the final purchase price of $2.5 million. On March 17, 2000, the sellers agreed to the cancellation of the 200,000 outstanding warrants.

INVESTMENT IN IPEO

At December 31, 1998, accounts receivable includes a $300,000 short-term convertible secured promissory note receivable from PEO Partners, Inc. d/b/a IPEO ("IPEO"). In 1999 the Company subsequently entered into an alliance with IPEO, an Internet-based professional employer organization targeting technology and technical service firms. On January 22, 1999, the Company acquired $1 million of Series B Preferred Stock at $.75 per share, through conversion of the promissory note and an additional payment of $668,923.

On March 1, 1999 IPEO subsequently purchased an exclusive endorsement to offer bundled human resources, benefits and payroll management services to a national franchise organization. On May 10, 1999 the Company purchased the endorsement from IPEO for $416,673 and IPEO repurchased the Series B Preferred Stock at the original purchase price of $.75 per share for a total payment of $1,000,000. The Company amortized the $416,673 over the remaining life of the exclusive endorsement, which expired on December 31, 1999.

ACQUISITION OF K.W.M. CORPORATION

In July 1998, the Company acquired K. W. M. Corporation, a personnel leasing company specializing in driver leasing services based in City of Industry, California. The total purchase price was $560,000, of which $220,000 was paid at closing, and $340,000 was paid on April 5, 1999.

ACQUISITION OF PHOENIX CAPITAL MANAGEMENT, INC. AND AFFILIATED COMPANIES

Effective September 1, 1997, the Company acquired Phoenix Capital Management, Inc. (PCM), a PEO services company and four affiliated PEOs (collectively referred to as Employee Resources Corporation or ERC), for 752,587 restricted shares of Company common stock plus additional restricted common stock to be determined based upon ERC earnings from October 1, 1997 through September 30,
1998. The Company's unregistered common shares were valued at the average closing price on the NASDAQ National Market for a 30 day period tied to closing, less a 35% discount for lack of marketability. The initial purchase price was valued at $3.4 million including $2.6 million of common stock plus $.8 million in assumed liabilities. Additionally, the Company agreed to issue additional restricted shares to be determined based upon ERC earnings after the acquisition. The Company has recorded the anticipated issuance of an additional 1,149,422 shares of common stock, for a total purchase price of $5,071,251. The Company has the right to withhold such shares as security for indebtedness owed to the Company by the seller of the ERC companies. The Company currently is conducting negotiations with the seller concerning these matters.

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

ACQUISITION OF ETIC CORPORATION

On February 1, 1997, the Company completed the acquisition of the principal assets of ETIC Corporation, d/b/a Employers Trust (ETIC). The purchase price was $30,000 plus five times ETIC's total pre-tax income for the 12-month period ending January 31, 1998. At closing $855,000 was paid in cash. The excess purchase price over net assets acquired was approximately $1.0 million. In February 1999 an arbitration panel awarded HDVT, Inc. (the seller of certain assets acquired by the Company from Employers Trust in February 1997) a total of $10.4 million in additional acquisition purchase price, which was recorded as goodwill. ETIC was a Cincinnati, Ohio based PEO with a client base consisting primarily of light industrial, transportation and construction companies, with approximately 150 clients and 2,000 worksite employees.

(10) GOODWILL IMPAIRMENT

The Company performs quarterly evaluations of its goodwill by estimating the future cash flows expected to result from customer relationships and other assets acquired in previous acquisitions. Factors considered in estimating the expected cash flows include whether there has been an adverse change in the business climate such as unusually high customer attrition, an adverse action or assessment by a regulator, a change in legal factors, or a combination of such factors that may have resulted in an accumulation of costs significantly in excess of what ultimately may be recoverable through the realization of future cash flows. The Company experienced several different adverse developments during 1999, particularly during the fourth quarter, that resulted in impairment in the core PEO business segment (see footnote 7). The Company was not able to offset the effects of client attrition experienced in 1999 primarily caused by factors including customer concern regarding ESI's financial condition, the effect on 1999 revenue following the closure of certain field offices in connection with a restructuring plan, and the Company's failure to add adequate new revenue from customers meeting ESI's minimum profitability requirements, particularly in its core PEO services. While a portion of this attrition resulted from the Company's proactive elimination of unprofitable or high-risk customers, the Company also experienced unusually high attrition during the fourth quarter of 1999 based on the violation of noncompetition agreements by former salespersons and other factors.

APB Opinion No. 17, INTANGIBLE ASSETS, generally requires a reduction in the carrying amount of an intangible asset if it exceeds the future benefits expected to be derived, and additional guidance is provided in SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. After performing the fourth quarter 1999 cash flow analysis it was determined that the unamortized goodwill recorded on the following acquisitions exceeded management's estimate of the amount expected to be realized, and an impairment write-down was recorded to adjust the estimated fair values to the amounts indicated as follows:

================================================================================
                                                                  Estimated
                                             Impairment          Fair Value at
(In thousands of dollars)                    Write-down        December 31, 1999
-------------------------                    ----------        -----------------
Acquisition:
   McClary Trapp                               $ 6,435              $1,324
   CMGR                                          3,556                  --
   ESI Alabama                                     131                  --
   Phoenix Capital Management
      and affiliated companies                   7,333                 899
   ESI Midwest                                   1,423                  --
   Employee Solutions Midwest, Inc.              1,023                 118
   Hazar                                         5,613               1,779
   Employers Trust                               8,331                 353
  Prescott Group                                 1,284                 112
  ESI East                                       2,711                  --
  Fidelity Resources Corp.                       4,365                  --
                                               -------              ------
       Total                                   $42,205              $4,585
                                               =======              ======
================================================================================

Remaining goodwill of $31.7 million includes the unamortized amounts of $26.4 million recorded for Logistics Personnel Corp. and Team Services, which management believes are not impaired as of December 31, 1999.

(11) CONTINGENCIES

The Company has received a letter from the Arizona Department of Economic Security indicating that the Company has been assigned a higher state unemployment tax rate for calendar year 1994 than the Company believes it is entitled. In consultation with legal counsel the Company believes that based on Arizona Revised Statutes it is entitled to the lower rate. If it was ultimately determined that the higher rate applies, the Company would owe $500,000 (before interest and the income tax effect) more than is reflected in the Company's financial statements. As of December 31, 1999, the compounded interest totaled approximately $315,000.

The Company has been named as a defendant in an action filed by James E. Gorman in Arizona Superior Court in August 1999 alleging breach of contract, fraud, defamation and related matters in connection with the termination of Mr. Gorman as the Company's president and chief executive officer in February 1999. The complaint seeks contractual damages of approximately $588,000 plus unspecified tort damages. The Company is contesting the claim vigorously. The Court dismissed the plaintiff's principal tort claims in November 1999.

International Color Services, L.L.C. filed for arbitration in December 1998 alleging breach of contract regarding fee issues under the PEO service agreement between the parties. The Company has filed a complaint in Superior Court, Maricopa County, Arizona in January 1999 seeking a declaratory judgment that the dispute is not subject to arbitration. Plaintiff has filed a motion to compel arbitration and a counterclaim seeking damages of over $500,000 plus attorneys fees and costs and unspecified punitive damages. The Company is contesting the claim vigorously.

Stirling Cooke Insurance Services Inc. filed suit in the United States District Court for the Middle District of Florida against the Company in December 1999 alleging breach of contract and failure to pay insurance premiums in violation of Florida law. Stirling Cooke, in its capacity as managing and general agent, placed workers compensation insurance for the Company with three insurance companies for calendar year 1998. Stirling Cooke alleges that ESI owes unpaid premium in the amount of $2,797,905 to those companies. The Company believes that Stirling Cooke's suit is without merit based on an explicit Memorandum of Understanding between the parties that defined the applicable rates for the 1998 workers' compensation program and intends to defend the suit vigorously.

The State of Ohio has issued an assessment of $5.2 million (plus interest and penalty) relating to sales taxes potentially applicable to certain types of PEO services provided by the Company. While the Company believes that no tax ultimately will be payable based on the preliminary assessment, there can be no assurance that this will be the case.

The State of Ohio further issued a sales tax assessment in the amount of approximately $16.5 million (including interest and penalties) in July 1999 against HDVT, Inc. (the seller of certain assets acquired by the Company in February 1997) with respect to the operations of HDVT prior to the Company's acquisition of certain assets of HDVT (then known as Employers Trust) in February 1997. The State of Ohio concurrently issued an assessment in the same amount against the Company as successor to HDVT. The Company believes that meritorious defenses are available to the assessment. In addition, $6.0 million of cash and 675,000 shares of the Company's Common Stock are being held in escrow for payment of amounts, if any, ultimately determined to be due pursuant to such assessment. If the Company is held to have liability pursuant to such assessment, the escrowed assets prove insufficient to satisfy such liability, and HDVT is unable to pay any such shortfall, the Company's maximum liability with respect to the assessment is approximately $3.2 million.

Four individuals brought suit in Steuben County Superior Court, Angola, Indiana in 1998 alleging that they were employees of the Company and that they had not been paid certain wages in connection with the bankruptcy of a former customer with which the Company had commenced a limited service arrangement.

The individuals purport to represent a class of employees. Plaintiffs seek from the Company unpaid wages, vacation and other benefits owed by the former customer in a total amount for the purported class in excess of $600,000, potentially subject to trebling under applicable wage statutes. The Company does not believe that it has any liability to the plaintiffs and has successfully obtained a dismissal of the suit. Plaintiffs have commenced an appeal process in the Indiana Court of Appeals.

The Company initiated an arbitration proceeding and related suit in November 1999 in the United States District Court for the District of Arizona seeking to enjoin a former executive officer and director of the Company from violating a noncompetition agreement. The Company's action also seeks collection of a promissory note from the defendant in the amount of $350,000. A company affiliated with the defendant has filed suit in Georgia state court seeking to enjoin the Company's actions. Counterclaims have been filed against the Company for unspecified damages based on various tort theories, for a declaratory judgment voiding the noncompetition agreement, and for cancellation of the promissory note. The Company believes that the counterclaims are without merit and intends to defend them vigorously.

From time to time, the Company is named as a defendant in lawsuits in the ordinary course of business. These lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

(12) RELATED PARTY TRANSACTIONS

Related party transactions not mentioned elsewhere in the financial statements are summarized as follows:

================================================================================
(In thousands of dollars)                               1999     1998     1997
-------------------------                              -------  -------  -------
Processing fees paid to company owned by shareholder $ -- $ -- $ 1,030 Consulting fees paid to company partially owned
  by director                                               53       --       --
================================================================================

Additionally, the Company provides services to companies affiliated with certain directors and officers. The Company also pays commissions to related parties in the ordinary course of business.

(13) RESTRUCTURING CHARGE

On August 11, 1998, the Company announced a restructuring and cost-reduction plan primarily involving the closing of remote payroll processing centers and other offices and various other expense reduction strategies. As a result, the Company incurred a restructuring charge in the third quarter of 1998 of $1.4 million, consisting primarily of severance and lease cancellation costs. Included in the $1.4 million restructuring charge were $900,000 of severance and other employee termination costs related to the termination of certain individuals. The remaining portion related to lease commitments and termination penalties associated with the closure of seven offices. Approximately $1.3 million has been charged against the restructuring liability.

(14) ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet at its fair value. SFAS No. 133 is effective for financial statements for periods beginning after June 15, 1999. SFAS 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, defers the effective date of SFAS 133, but encourages early application. Adoption of SFAS No. 133 would have an immaterial effect on the December 31, 1999 and 1998 financial statements.

(15) LOSS PORTFOLIO TRANSFER

On April 22, 1998, the Company completed a risk transfer of all of its pre-1998 workers' compensation claims liability to a third party insurer, rated AAA by Standard & Poor's, effected through a Loss Portfolio Transfer (LPT) valued as of February 28, 1998. In exchange for a premium of $19.9 million (paid primarily from restricted cash and investments), the Company acquired reinsurance of $35 million to insure its pre-1998 workers' compensation losses. Based upon the advice of its outside actuaries, the Company believes that the risk that pre-1998 liability could exceed the $35 million aggregate limit is remote, although there can be no assurance. The LPT provides for profit sharing opportunities with the Company based on ultimate paid claims, though there can be no assurance whether or when a profit will be realized. No charge to earnings was recorded in connection with this transaction in 1998 or 1999 and none is expected in future periods.

(16) GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability or classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has incurred significant debt primarily in connection with the October 1997 issuance of its $85 million 10% Senior Notes due 2004 (the "Notes") and the October 1999 Loan Agreement. At December 31, 1999, the Company had outstanding indebtedness of $10.0 million under the Loan Agreement, outstanding senior indebtedness of $85.0 million and a deficit in stockholders' equity of approximately $28.7 million, respectively.

In an effort to improve cash flows and reduce the Company's indebtedness, the Company has begun negotiations with the holders of the Notes (the "Noteholders"). The Company is seeking to negotiate the reduction or elimination of the outstanding principal amount of the Notes in exchange for the issuance of shares of its equity securities. If the Company is able to reach agreement with the Noteholders upon such a transaction, the Company anticipates that the percentage ownership of the then current shareholders of the Company will be materially reduced, and the equity securities issued to participating Noteholders also may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. The Company is seeking to complete negotiations with the Noteholders and currently intends to submit to shareholders for approval on or before July 15, 2000 a proposal relating to all or a portion of the negotiations.

In addition, the Company is seeking to accelerate revenue growth through a recent refocus of its sales and marketing efforts to target industries and geographic territories that it believes present the greatest opportunities for profitable growth, and to emphasize marketing through third-party alliances. The Company further is implementing expense reductions to offset the effect of delayed revenue growth.

There can be no assurance whether or when a satisfactory agreement can be reached with the Noteholders or whether anticipated operational improvements can be made. If the Company is unable to complete a satisfactory agreement with the Noteholders, the Company will remain subject to the current principal and interest obligations (and other terms and conditions) associated with the Notes, it will not likely be able to retain certain of its key employees, and its liquidity position and ability to operate will be materially adversely affected.

                                   SCHEDULE II

                            EMPLOYEE SOLUTIONS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

================================================================================

                                                        December 31,
                                              ---------------------------------
                                                1999         1998         1997
                                              -------      -------      -------
                                                       (in thousands)
Allowance for doubtful accounts:
   Balance at beginning of year               $ 8,493      $ 5,550      $ 1,729
   Provision charged to expense                 3,815        5,016        4,159
   Charge-offs                                 (2,808)      (2,073)        (338)
                                              -------      -------      -------
   Balance at end of year*                    $ 9,500      $ 8,493      $ 5,550
                                              =======      =======      =======

                                                         December 31,
                                              ---------------------------------
                                                1999         1998         1997
                                              -------      -------      -------
                                                       (in thousands)
Restructuring allowance:
   Balance at beginning of year               $   424      $    --      $    --
   Provision charged to expense                    --        1,400           --
   Payments/usage                                (367)        (976)          --
                                              -------      -------      -------
   Balance at end of year                     $    57      $   424      $    --
                                              =======      =======      =======

                                                        December 31,
                                              ---------------------------------
                                                1999         1998         1997
                                              -------      -------      -------
                                                        (in thousands)
Tax valuation allowance:
   Balance at beginning of year               $ 9,188      $    --      $    --
   Provision charged to expense                17,641        9,188           --
   Payments/usage                                  --           --           --
                                              -------      -------      -------
   Balance at end of year                     $26,829      $ 9,188      $    --
                                              =======      =======      =======

----------
* Included in this amount is a provision for a long-term receivable included in other assets.

================================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 29th day of March, 2000

                                        EMPLOYEE SOLUTIONS, INC.


                                        By /s/ Quentin P. Smith, Jr.
                                           -------------------------------------
                                           Quentin P. Smith, Jr.
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                         Title                        Date
       ---------                         -----                        ----

/s/ Quentin P. Smith, Jr         Chairman of the Board,           March 29, 2000
----------------------------     Chief Executive Officer,
Quentin P. Smith, Jr.            President and Director


/s/ David R. Carpenter           Director                         March 26, 2000
----------------------------
David R. Carpenter


/s/ Jeffrey A. Colby             Director                         March 28, 2000
----------------------------
Jeffrey A. Colby


/s/ Sara R. Dial                 Director                         March 24, 2000
----------------------------
Sara R. Dial


/s/ Kennard F. Hill              Director                         March 26, 2000
----------------------------
Kennard F. Hill


/s/ Robert L. Mueller            Director                         March 24, 2000
----------------------------
Robert L. Mueller


/s/ John V. Prince               Chief Financial Officer          March 29, 2000
----------------------------
John V. Prince

                            EMPLOYEE SOLUTIONS, INC.
                               (THE "REGISTRANT")

                                EXHIBIT INDEX TO
                               REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

Exhibit                                                   Incorporated Herein                         Filed
 Number              Description                            by Reference to                          Herewith
 ------              -----------                            ---------------                          --------
3(i)      Registrant's    composite    Articles   of     Registrant's  Report  on Form 10-K for the
          Incorporation, as amended                      year ended  December 31, 1996 (1996 10- K)
                                                         (See also  Exhibit A  included  in Exhibit
                                                         4.5 below)

3(ii)     Registrant's  Amended and Restated Bylaws,     Registrant's  Form  10-Q  for the  quarter
          as amended through April 30, 1997              ended March 31, 1997 (March 1997 10-Q)

4.1       Indenture dated October 15, 1997 among the     Registrant's  Current  Report  on Form 8-K
          Registrant, the Guarantor Subsidiaries (as     dated October 21, 1997 (10/21/97 8-K)
          defined   therein)   and  The   Huntington
          National Bank

4.2       Purchase  Agreement dated October 16, 1997     10/21/97 8-K
          among  the   Registrant,   the   Guarantor
          Subsidiaries  and  First  Chicago  Capital
          Markets, Inc. (FCMM)

4.3       Registration    Rights   Agreement   dated     10/21/97 8-K
          October 21, 1997 among the Registrant, the
          Guarantor Subsidiaries and FCCM

4.4       Amended and Restated Loan Agreement  dated     10/21/97 8-K
          October 21,  1997  between the Company and
          Bank One Arizona, NA (Bank One)

4.5       Rights  Agreement  dated as of February 4,     Registrant's    Form   8-A    Registration
          1998  between  the  Company  and  American     Statement dated February 19, 1998
          Securities  Transfer and Trust, Inc. which
          includes,   as  Exhibit  A  thereto,   the
          Certificate   of   Designation  of  Junior
          Participating  Preferred Stock,  Series A,
          of the  Company,  as Exhibit B thereto the
          Form of Rights  Certificate and as Exhibit
          C  thereto   the   Summary  of  Rights  to
          Purchase Preferred Shares

4.6**     Loan and  Security  Agreement  dated as of     Registrant's  Form  10-Q  for the  quarter
          October   26,   1999  by  and   among  the     ended September 30, 1999
          Registrant     and    certain    of    its
          subsidiaries, Foothill Capital Corporation
          and Ableco Finance LLC

10.1*     Registrant's 1993 Employee Incentive Stock     Registrant's  Form  10-KSB  for the fiscal
          Option Plan, as amended                        year ended  December  31,  1994 (1994 Form
                                                         10-KSB)

10.2*     Employee Solutions, Inc. 1995 Stock Option     Registrant's  Form  10-Q  for the  quarter
          Plan, as amended through May 25, 1999          ended June 30, 1999

Exhibit                                              Incorporated Herein                               Filed
 Number              Description                       by Reference to                                Herewith
 ------              -----------                       ---------------                                --------
10.3      Indemnification   Agreements  between  the
          Registrant and:

10.3.1*   Jeffery A. Colby                               1996 10-K

10.3.2*   Morris C. Aaron  (Agreements  in this form     1996 10-K
          were also entered into between the Company
          and each of John V. Prince, Bill C. Hollis
          and Lee E. Martin.)

10.3.3*   Henry G. Walker  (Agreements  in this form     1996 10-K
          were also entered into between the Company
          and each of Quentin P. Smith, Jr., Sara R.
          Dial and  David R.  Carpenter,  Robert  L.
          Mueller and Kennard F. Hill)

10.4      Reinsurance  Agreement effective as of May     March 1997 10-Q
          1,   1995   between   Reliance    National
          Indemnity  Company and Reliance  Insurance
          Company  And  Camelback  Insurance,  Ltd.,
          including Addendum Number One thereto

10.5      Asset Purchase,  Joint Venture Termination     Registrant's  Form  10-Q  for the  quarter
          and Mutual Release  Agreement  dated as of     ended March 31, 1998
          April  7,  1998  between  ESI,   ESI-EAST,
          Edward  L.  Cain and the  Edward  L.  Cain
          Agency, Inc.

10.6      Reinsurance   Binder  for  Loss  Portfolio     Registrant's  Form  10-Q  for the  quarter
          Transfer                                       ended March 31, 1998

10.7*     Employment  agreement  dated as of May 11,     Registrant's  Report  on Form 10-Q for the
          1998  between   Registrant  and  James  E.     quarter ended September 30, 1998
          Gorman

10.8*     Severance  Agreement  dated July 31,  1997     Registrant's  Report  on Form 10-K for the
          between the Registrant and John V. Prince      year ended December 31, 1998 ("1998 10-K")

10.9*     Employment  Agreement  dated  February 15,     1998 10-K
          1999 between the Registrant and Quentin P.
          Smith, Jr.

10.10*    Employment  Agreement dated August 1, 1996     1998 10-K
          between   Logistics   Personnel  Corp.,  a
          subsidiary  of the  Registrant  (LPC)  and
          Bill C. Hollis

10.11*    Amendment to  Employment  Agreement  dated     1998 10-K
          March 3, 1999 between the Registrant,  LPC
          and Bill C. Hollis

10.12*    Employment  Agreement dated April 30, 1999     Registrant's  Form  10-Q  for the  quarter
          between Registrant and Lee E. Martin           ended June 30, 1999

10.13*    Agreement  dated  November 8, 1999 between                                                    X
          Registrant and Marvin D. Brody

10.14*    Employment  Agreement  dated  November 30,                                                    X
          1999  between  Registrant  and  Jeffery A.
          Colby

21.1      Subsidiaries of Registrant                     1998 10-K

23.1      Consent of Arthur Andersen LLP                                                                X

27        Financial Data Schedule                                                                       X

----------
*  Designates management or compensatory agreements
** Excluding exhibits or schedules, which will be furnished to the Commission on request