Form 10-K/A
period 1999-12-31
EMPLOYEE SOLUTIONS INC
filed 2000-05-01
CIK 904897

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Employee Solutions, Inc. (the "Company") hereby amends its Report on Form 10-K for the year ended December 31, 1999 by adding thereto Items 10, 11, 12 and 13, as set forth below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the directors and certain information about them are set forth below.

Name                   Age    Position With Company               Director Since
----                   ---    ---------------------               --------------
Quentin P. Smith, Jr.   48    Chairman, Chief Executive Officer,       1998
                              President and Director
David R. Carpenter      61    Director                                 1998
Jeffery  A. Colby       46    Director; President of TEAM Services     1995
Sara R. Dial            36    Director                                 1998
Kennard F. Hill         59    Director                                 1999
Robert L. Mueller       72    Director                                 1995

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

     David R. Carpenter has been a Director of the Company since October 1998. Since February 1997, Mr. Carpenter has served as Chairman and CEO of UniHealth Foundation, a nonprofit healthcare organization based in Burbank, California. Since 1997, Mr. Carpenter has also served as Chairman and CEO of Paradigm Partners International, LLC. From 1990 through 1995, Mr. Carpenter served in various capacities for Transamerica Corporation, including Executive Vice President and Group Vice President. From 1980 through 1995, Mr. Carpenter served in various capacities with Transamerica Occidental Life Insurance Company, including Chairman and Chief Executive Officer. He has also served as a director of PacifiCare Health Systems, a managed health care services company, since 1989. Mr. Carpenter is a Fellow of the Society of Actuaries.

     Jeffery A. Colby has been a Director of the Company since November 1995. Mr. Colby founded TEAM Services, a PEO in the music and advertising industries, in 1992 and has been its Chief Executive Officer since 1994 and President since January 1996. The Company acquired TEAM Services in 1996; see Item 13 -- "Certain Transactions." Since December 1986, Mr. Colby has served as President of Colbyco, Inc., a Chicago-based company which provides consulting, audit and freight bill payment services for the transportation industry. From 1975 to 1986, Mr. Colby was a principal at the Chicago-based law firm of Fox & Grove.

     Sara R. Dial became a Director of the Company in January 1998. Ms. Dial is the President and Chief Executive Officer of Sara Dial & Associates, Inc., a professional business consulting service. Previously, Ms. Dial served as the Director of the Arizona Department of Commerce from 1993-1996 and Director of the Financial Services and Housing Division of the Arizona Department of Commerce from 1991-1993.

     Kennard F. Hill has been Chief Executive Officer and a director of Condor Technology Solutions, Inc., since January 1997 and its Chairman since February 1998. Condor provides a wide range of information technology ("IT") services and solutions to middle market organizations, Fortune 1000 companies and public sector organizations. Mr. Hill was Group President of I-NET, Inc., a network computing and systems integration services company, from September 1995 to December 1996. From June 1993 to June 1995, Mr. Hill was President and Chief Executive Officer of Insource Technology, Inc., an IT consulting firm. From June 1992 to June 1993, Mr. Hill was a private consultant on client/server acquisition strategy in the healthcare industry. From 1988 to July 1992, Mr. Hill was Chief Executive Officer of DataLine Inc., a data processing and IT firm. From 1968 to 1988, Mr. Hill was employed by Electronic Data Systems Corporation ("EDS"), a full-service IT provider. He served as President of General Motors-EDS for North America from 1985 to 1988. At EDS, Mr. Hill also served as chief of the Healthcare Division, having previously served as its Director of Sales. Mr. Hill also was an officer of EDS's Federal Corp. subsidiary and a director of its National Heritage Insurance Corp.

subsidiary,    which   provides   healthcare   underwriting   for   lower-income
policyholders. Mr. Hill attended the University of Texas and served two tours of duty as a United States Army pilot in Vietnam.

     Robert L. Mueller has been a Director of the Company since February 1995. Mr. Mueller has been an independent consultant since 1993. From 1987 to 1993, he was the President, Chief Operating Officer and a Director of Proler International Corp., a steel recycler headquartered in Houston, Texas. From 1983 to 1987, he was President and Chief Executive Officer of Judson Steel Company.
From 1975 to 1983, he was Chairman, President and Chief Executive Officer of Connors Steel Corp.

     Information as to the Company's executive officers is set forth in Item 4A of this Report on Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, its executive officers, and persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. All of these filing requirements were satisfied during the year ended December 31, 1999 except a former executive officer of the Company, Mark J. Gambill, failed to file one report relating to one post-resignation transaction. In making these disclosures, the Company has relied solely on written representations of its directors and executive officers and copies of the reports that they have filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth, with respect to the years ended December 31, 1999, 1998 and 1997, compensation awarded to, earned by or paid to (i) two individuals who served as the Company's Chief Executive Officer during 1999;
(ii) four executive officers who were serving as executive officers at December 31, 1999 and whose total salary and bonus exceeded $100,000 in 1999; and (iii) one individual whose total salary and bonus exceeded $100,000 and who served as an executive officer during a portion of 1999 but was not serving as such at December 31, 1999.

                                                                            Long Term
                                        Annual Compensation in Dollars     Compensation
                                      ---------------------------------  ----------------
                                                                           Securities
                                                           Other Annual    Underlying        All Other
Name and Principal Position  Year     Salary      Bonus    Compensation  Options/SARs (1)  Compensation (2)
---------------------------  ----     ------      -----    ------------  ----------------  ----------------
James E. Gorman              1999    $105,769          --           (7)           --           $ 2,950
Chief Executive Officer,     1998    $174,620    $200,000    $82,288(4)      350,000(5)        $ 3,835
President (3)                1997          --          --         --              --                --

Quentin P. Smith, Jr.        1999    $317,308          --         --(7)      274,360           $11,014(8)
Chief Executive Officer,     1998          --          --         --          12,500           $30,010(8)
President (6)                1997          --          --         --              --                --

Bill C. Hollis               1999    $201,432          --           (7)       35,550           $ 4,482
Senior VP, Operations (9)    1998    $162,757    $ 55,000           (7)      153,125(5)        $ 3,898
                             1997    $136,955    $ 67,167           (7)       87,500           $ 5,607

John V. Prince (10)          1999    $162,847          --           (7)       30,163           $ 7,150
Senior VP, Chief Financial   1998    $104,863    $  5,000           (7)       40,000(5)        $ 6,131
Officer and Treasurer        1997    $ 86,259    $  2,708           (7)           --           $ 5,074

Paul M. Gales (11)           1999    $219,846          --           (7)           --           $ 7,974
Senior VP, General Counsel   1998    $214,500    $ 37,500           (7)      215,000(5)        $ 6,730
and Secretary                1997    $177,307          --           (7)       50,000           $ 5,949

Lee E. Martin (12)           1999    $136,211          --    $54,717(13)     125,350           $ 5,228
Senior VP, Sales and         1998          --          --         --              --                --
Marketing                    1997          --          --         --              --                --

(1) Consist entirely of stock options; no stock appreciation rights ("SARs") were granted or are outstanding.
(2)  Term life and health insurance premiums unless otherwise specified.
(3) Mr. Gorman served as President and Chief Executive Officer from May 1998 and August 1998, respectively, to February 1999, and as a Director from August 1998 to April 1999.
(4)  Relocation expense.
(5) Option grants in 1998 include the following grants issued upon the simultaneous cancellation of previously-granted options: Mr. Gorman, 200,000 options surrendered in exchange for 150,000 new options; Mr.
     Hollis, 137,500 options surrendered in exchange for 103,125 new options; Mr. Prince, 30,500 options surrendered in exchange for 30,500 new options; and Mr. Gales, 220,000 options surrendered in exchange for 165,000 new options.
(6) Mr. Smith commenced service as Chief Executive Officer and President in February 1999.
(7)  Less than 10% of total of annual salary.
(8) Includes payment pursuant to consulting arrangement in 1998 and 1999 and term life and health insurance premiums in 1999.
(9) Mr. Hollis commenced service as Senior Vice President, Operations in March 1999.
(10) Mr. Prince commenced service as Senior Vice President and Chief Financial Officer in March 1999.
(11) Mr. Gales resigned as an executive officer effective January 6, 2000. See "Employment Agreements, Termination of Employment and Change in Control Agreements," below.

(12) Mr. Martin commenced service as Senior Vice President in April 1999.
(13) Relocation expense ($51,717) and automobile reimbursement.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

     The following table sets forth information about stock option grants during the last fiscal year to the executive officers named in the Summary Compensation Table receiving grants during such period.

                             Individual Grants
                        --------------------------                              Potential Realizable Dollar
                        Number of       Percent of                                Value at Assumed Annual
                        Securities     Options/SARs                                 Rates of Stock Price
                        Underlying      Granted to    Base Price                      Appreciation for
                       Options/SARs    Employees in    (Dollars     Expiration         Option Term (2)
       Name              Granted        Fiscal Year   (per share)      Date            5%          10%
       ----              -------        -----------   -----------      ----         --------    --------
Quentin P. Smith, Jr.    180,000           21.0         $1.94        02/15/09       $219,600    $336,600
                          19,360            2.3         $0.84        08/05/09         10,260      25,942
                          75,000(3)         8.7         $0.56        01/06/10         26,250      66,750

Bill C. Hollis            35,500(3)         4.1         $0.56        01/06/10         12,425      31,595

John V. Prince            30,163(3)         3.5         $0.56        01/06/10         10,557      26,845

Lee E. Martin             90,000           10.5         $1.19        04/30/09         67,500     170,100
                          35,350(3)         4.1         $0.56        01/06/10         12,372      31,461

(1)  Consist entirely of stock options and do not include SARs.
(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% or 10% compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock. The potential realizable value of the foregoing options is calculated by assuming that the market price of the underlying security appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.
(3)  Options granted in January 2000 based upon 1999 performance.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FY-END OPTION/SAR VALUE TABLE (1)

     The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning option exercises during the last fiscal year and the number and value of options outstanding at the end of the last fiscal year.

                                                   Number of Securities       Dollar Value of Unexercised
                         Number                   Underlying Unexercised         In-the-Money Options
                         Shares       Dollar        Options at FY-End                at FY-End (2)
                        Acquired      Value     ---------------------------   ---------------------------
      Name             on Exercise   Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
      ----             -----------   --------   -----------   -------------   -----------   -------------
James E. Gorman             0         $    0            0              0         $    0         $    0
Quentin P. Smith, Jr.       0         $    0        5,833        281,027         $    0         $    0
Bill C. Hollis              0         $    0       34,375        104,250         $    0         $    0
John V. Prince              0         $    0       10,167         50,496         $    0         $    0
Paul M. Gales               0         $    0       55,000        110,000         $    0         $    0
Lee E. Martin               0         $    0            0        125,350         $    0         $    0

(1)  No SARs are outstanding.
(2) Based on the last reported trade of the Company's Common Stock on December 31, 1999 at $.6875 per share. Excludes options with exercise price of $.56 granted after December 31, 1999 based on 1999 performance.

EMPLOYMENT   CONTRACTS,   TERMINATION  OF  EMPLOYMENT,   AND   CHANGE-IN-CONTROL
ARRANGEMENTS

     The Company entered into a three-year employment agreement with Quentin P. Smith, Jr. in connection with his election as President and Chief Executive Officer in February 1999. The agreement provides for an initial annual base salary of $375,000, and provides that Mr. Smith is not entitled to receive cash bonuses. The Company contemporaneously provided incentive compensation to Mr. Smith in the form of options to acquire 180,000 shares of the Company's Common Stock, which options vest in equal parts over three years. The agreement provides for a payment equal to 12 months base salary if the Company terminates the agreement without cause. If employment is terminated for any reason other than for cause, by his disability, or by his death, within 12 months from events which constitute a "change of control" (defined in the agreement to include only hostile takeovers, as defined), Mr. Smith is entitled to receive a lump sum payment equal to $5 million minus the value of all of Mr. Smith's vested and unvested stock options.

     The Company entered into a three-year employment agreement dated May 11, 1998 with James E. Gorman, formerly Chief Executive Officer, President and a director of the Company. Mr. Gorman's base salary under the agreement at the time he ceased serving as an executive officer of the Company was $275,000. The agreement included a guaranteed first year bonus of $100,000 and provisions similar to those in Mr. Smith's agreement in the event of a hostile takeover (as defined) of the Company. The Company terminated the agreement for cause in May 1999.

     The Company entered into a five-year employment agreement with Bill C. Hollis effective August 1996, which, as amended effective March 1999, provides that Mr. Hollis will serve as Chief Executive Officer of the Company's Logistics Personnel subsidiary and as the Company's Senior Vice President -- Operations. Mr. Hollis' base salary and bonus (if any) is established pursuant to action of the Company's compensation committee. In the event of termination of the agreement by the Company without cause, the agreement provides for a payment equal to the greater of the base salary due under the balance of the term of the agreement or 12 months base salary, and further provides for the accelerated vesting of unvested stock options.

     The Company entered into an agreement with John V. Prince in July 1997 that provides for a payment equal to 12 months base salary if the Company terminates Mr. Prince's employment without cause. The agreement further provides that if Mr. Prince terminates his employment with the Company for any reason other than for cause, by his disability, or by his death, within 12 months from events which constitute a "change of control" (as defined in the agreement), Mr. Prince will receive a lump sum equal to 2 times a base amount as well as a continuation of benefits.

     The Company entered into a three-year employment agreement with Lee E. Martin in April 1999 pursuant to which Mr. Martin serves as Senior Vice President - Sales and Marketing. The agreement provides a monthly base salary of $16,667 and an incentive compensation plan based on a percentage of sales-generated commissions. The agreement also provided for reimbursement of relocation expenses. If the Company terminates Mr. Martin's employment without cause, Mr. Martin is entitled to severance payments equal to three to 12 months' base salary depending on the commencement date of new employment.

     The Company entered into an employment agreement with Paul M. Gales in February 1997 pursuant to which the employee's base salary was set through annual review by the Company's compensation committee. The agreement provided for a payment equal to 12 months base salary if the Company terminated the agreement without cause and for certain payments in the event of termination following a "change of control" (as defined in the agreement). Mr. Gales resigned as an executive officer of the Company effective January 2000, at which time the employment agreement was terminated and the parties entered into an agreement pursuant to which Mr. Gales continued employment for three months and is entitled to received six months' base salary (payable in monthly installments) as severance in exchange for specified services.

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

COMPENSATION OF DIRECTORS

     The Company's directors who do not receive a salary or commissions from the Company receive a quarterly retainer of $2,500 plus a fee of $500 per each board or committee meeting attended. Directors also are reimbursed for reasonable out-of-pocket expenses incurred in attending Board of Directors' meetings. Non-employee directors of the Company are eligible for the grant of stock options pursuant to the 1993 Option Plan, and are eligible under certain circumstances for option grants under a formula grant provision of the 1995 Option Plan. Under the formula grant provisions of the 1995 Option Plan, options for up to 50,000 shares of Common Stock are granted automatically to each Director upon initial election, with subsequent automatic grants of options for 2,500 shares of Common Stock at the date of each annual meeting at which the non-employee director is re-elected. Non-employee directors also are eligible to receive supplemental option grants pursuant to an amendment to the 1995 Option Plan effected in 1999. Non-employee directors elected prior to June 1996 are not eligible to receive options under the formula grant provision until the year 2000 annual meeting of shareholders.

     Ms. Dial and Messrs. Carpenter and Hill each were granted options for 2,500 shares of Common Stock at the 1999 Annual Meeting of Shareholders pursuant to the formula grant provision described above. Mr. Hill was granted options for 10,000 shares upon his initial election to the Board in April 1999 and 40,000 shares pursuant to the supplemental grant provision in May 1999. Messrs. Smith, Carpenter and Mueller and Ms. Dial each were granted options for 19,360 shares pursuant to the supplemental grant provision in August 1999. All options have an exercise price equal to the fair market value of the Common Stock on the date of grant.

     The Company entered into a two-year consulting agreement with Marvin D. Brody commencing August 1998 that provided monthly payments of $16,375. The agreement also provided a monthly office expense allowance of $1,250 per month through September 1999. The agreement included confidentiality and non-competition provisions. The agreement was terminated in November 1999 in connection with Mr. Brody's resignation from the Board of Directors, at which time payment of remaining amounts was made and Mr. Brody agreed that he would not seek re-election to the Board. Mr. Brody received $ 320,935 under this agreement in 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1999, the following individuals served on the Human Resources Committee (which functions as the Company's Compensation Committee) at various times: Mr. Mueller, Ms. Dial, Mr. Smith and Mr. Carpenter. Certain relationships and related transactions with the Company are described immediately above in "Compensation of Directors." The subheading "Certain Transactions" also describes certain other relationships and transactions with current or former board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Company's Common Stock at March 31, 2000 with respect to (i) each director of the Company, (ii) each of the executive officers listed in the Summary Compensation Table below and (iii) all directors and executive officers of the Company as a group.

                                                   Shares Beneficially Owned (1)
                                                   -----------------------------
                                                    Number               Percent
                                                    ------               -------
     Quentin P. Smith (2)                          171,000                    *
     David R. Carpenter (2)                         77,667                    *
     Jeffery A. Colby (2)                           86,695                    *
     Sara R. Dial (2)                               38,333                    *
     Kennard F. Hill (2)                            17,500                    *
     Robert L. Mueller (2)(3)                      101,667                    *
     Paul M. Gales (2)(4)                           60,679                    *
     John V. Prince (2)                             20,167                    *
     Bill C. Hollis (2)                             66,375                    *
     Lee E. Martin (2)                              37,400                    *
     James E. Gorman (5)                             2,656                    *
     All executive officers and directors
      as a group (9 persons) (2)(3)                606,804                 1.6%

* Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares which may be acquired upon conversion or exercise of stock options, warrants or convertible securities which are currently exercisable or which become exercisable within 60 days are deemed beneficially owned by the optionee. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2) Includes the following shares that may be acquired upon the exercise of stock options: Mr. Smith, 67,500 shares; Mr. Carpenter, 4,167 shares; Mr. Colby, 86,567 shares; Ms. Dial, 8,333 shares; Mr. Hill, 17,500 shares; Mr. Mueller, 1,667 shares; Mr. Gales, 55,000 shares; Mr. Hollis, 59,375 shares; Mr. Martin, 30,000 shares; and Mr. Prince, 10,167 shares.
(3) Voting and investment power with respect to 90,000 shares shared with spouse.
(4)  Includes 2,040 shares owned by spouse.
(5) Beneficial ownership information is based on Form 4 filed for the month of February 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Colby, a member of the Company's Board of Directors since November 1995, was the controlling shareholder of TEAM Services at the time of its June 1996 acquisition by the Company, and served as Chief Executive Officer of TEAM Services since 1993. In connection with the TEAM Services acquisition, Mr. Colby entered into a three-year employment agreement with the Company pursuant to which he continued to act as TEAM Services' President. The Company entered into a new three-year employment agreement with Mr. Colby in November 1999 pursuant to which Mr. Colby continues to serve as President of TEAM Services. The agreement provides for an annual base salary of $210,000 and incentive compensation to be determined based primarily on TEAM Services' performance. If the agreement is terminated by the Company without cause or if Mr. Colby resigns under specified circumstances, Mr. Colby is entitled to receive payments totaling 12 months base salary (or, if such termination occurs after a change in control, as defined, payments equal to Mr. Colby's total compensation during the preceding 12 months).

     In addition, under the 1996 agreements by which the Company acquired all the outstanding capital stock of TEAM services, the Company agreed to a total purchase price of four times total TEAM Services' pre-tax income for the 12-month period ending June 30, 1999. The purchase price was payable in the form of net assumed liabilities (approximately $825,000 assumed at closing) and unregistered Common Stock. The Company issued 2,157,753 shares of Common Stock in payment of such purchase price in December 1999, of which 592,362 were issued to Mr. Colby. The Company has been advised by the sellers of TEAM Services that they are considering initiating an arbitration action against the Company for unspecified damages based on the Company's alleged breach of the 1996 agreement.

     The Company has entered into an agreement with Paradigm Partners International, LLC ("Paradigm") which, as amended, provides for the payment of 5% of any fees or commissions paid to the Company by American Heritage Life throughout the term of the Company's relationship with American Heritage Life. The Company agreed to pay such amount in consideration of Paradigm's assistance in arranging the Company's relationship with American Heritage Life. No amounts were paid under such agreement in 1999. David R. Carpenter, a member of the Company's Board of Directors, is Chairman and CEO of Paradigm.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 1st day of May, 2000

                                        EMPLOYEE SOLUTIONS, INC.


                                        By /s/ John V. Prince
                                           -------------------------------------
                                        John V. Prince
                                        Chief Financial Officer