Form 10-Q
period 2000-03-31
EMPLOYEE SOLUTIONS INC
filed 2000-05-15
CIK 904897

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

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

   38,433,027 Common shares, no par value were outstanding as of May 12, 2000.

                            EMPLOYEE SOLUTIONS, INC.

                                    FORM 10-Q

              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2000


                                     INDEX


                                                                           Page
PART I. Financial Information                                             Number
                                                                          ------

     Item 1. Financial Statements

             Consolidated Balance Sheets - March 31, 2000 and
               December 31, 1999                                               2

             Consolidated Statements of Operations for the
               Quarters Ended March 31, 2000 and 1999                          3

             Consolidated Statement of Stockholders'
               Equity for the Quarters Ended March 31, 2000 and 1999           4

             Consolidated Statements of Cash Flows for the
               Quarters Ended March 31, 2000 and 1999                          5

             Notes to Consolidated Financial Statements                        7

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            20

     Item 3. Quantitative and Qualitative Disclosure About Market Risk        28

PART II. Other Information

     Item 1. Legal Proceedings                                                29

     Item 3. Defaults Upon Senior Securities                                  29

     Item 5. Other Information                                                29

     Item 6. Exhibits and Reports on Form 8-K                                 30

Signatures                                                                    31

ITEM 1. FINANCIAL STATEMENTS

                            EMPLOYEE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                        March 31,   December 31,
(In Thousands of Dollars, Except Share Data)              2000          1999
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                               $  25,774    $  34,014
Investments and marketable securities                         100          100
Restricted cash                                                --        1,000
Accounts receivable, net                                   37,748       38,296
Receivables from insurance companies                        6,530        6,618
Prepaid expenses and deposits                               5,010        1,088
                                                        ---------    ---------
     Total current assets                                  75,162       81,116

Property and equipment, net                                 3,969        4,211
Goodwill and other assets, net                             36,167       37,000
                                                        ---------    ---------
     Total assets                                       $ 115,298    $ 122,327
                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Bank overdraft                                          $   5,856    $   2,472
Accrued salaries, wages and payroll taxes                  22,837       31,175
Accounts payable                                            6,099        6,224
Accrued workers' compensation and health insurance          7,467        7,188
Income taxes payable                                          323          363
Other accrued expenses                                     11,609        8,284
Note payable                                               95,000       10,000
                                                        ---------    ---------
     Total current liabilities                            149,191       65,706
                                                        ---------    ---------

Long-term debt                                                 --       85,000
                                                        ---------    ---------

Other long-term liabilities                                   360          347
                                                        ---------    ---------
Commitments and contingencies

STOCKHOLDERS' (DEFICIT) EQUITY
Class A convertible preferred stock, nonvoting,
  no par value, 10,000,000 shares authorized,
  no shares issued and outstanding                             --           --
Common stock, no par value, 75,000,000 shares
  authorized, 38,433,027 shares issued and
  outstanding March 31, 2000, and 36,182,547
  shares issued and outstanding December 31, 1999          41,525       39,550
Common stock to be issued, no par value,
  2,000,571 shares at March 31, 2000 and 4,206,829
  shares at December 31, 1999                               5,922        7,871
(Accumulated deficit) retained earnings                   (81,700)     (76,147)
                                                        ---------    ---------
     Total stockholders' (deficit) equity                 (34,253)     (28,726)
                                                        ---------    ---------
     Total liabilities and stockholders'
       (deficit) equity                                 $ 115,298    $ 122,327
                                                        =========    =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Quarter Ended March 31,
(In Thousands of Dollars, Except                   ----------------------------
   Share and Per Share Data)                           2000            1999
-------------------------------------------------------------------------------
Revenues                                           $    190,481    $    198,909
                                                   ------------    ------------
Cost of revenues:
  Salaries and wages of worksite employees              158,954         165,608
  Healthcare and workers' compensation                   10,934          10,553
  Payroll and employment taxes                           14,386          15,012
                                                   ------------    ------------
       Cost of revenues                                 184,274         191,173
                                                   ------------    ------------
Gross profit                                              6,207           7,736

Selling, general and administrative expenses              8,306           7,513
Depreciation and amortization                             1,286           1,667
                                                   ------------    ------------
       Income (loss) from operations                     (3,385)         (1,444)

Other income (expense):
  Interest income                                           340             244
  Interest expense                                       (2,512)         (2,286)
  Other                                                       4              24
                                                   ------------    ------------
Loss before benefit for income taxes                     (5,553)         (3,462)

Income tax benefit                                           --              --
                                                   ------------    ------------

       Net loss                                    $     (5,553)   $     (3,462)
                                                   ============    ============

Loss per common and common equivalent share:
       Basic                                       $       (.14)   $       (.11)
       Diluted                                     $       (.14)   $       (.11)

Weighted average number of common and
  common equivalent shares outstanding:
       Basic                                         40,419,019      32,421,263
                                                   ============    ============
       Diluted                                       40,419,019      32,421,263
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          QUARTER ENDED MARCH 31, 2000


                                                      Common     Retained      Cumulative
                                                      Stock      Earnings      Unrealized         Total        Comprehensive
(In thousands of dollars,                  Common     To Be     Accumulated  Gain (Loss) on     Stockholders'      Income
 except share data)                        Stock      Issued     (Deficit)     Investments   (deficit) Equity      (Loss)
                                          --------   --------    --------        ------          --------         --------
BALANCE, December 31, 1999                $ 39,550   $  7,871    $(76,147)       $   --          $(28,726)        $     --

Issuance of  44,222 shares of common
  stock in connection with employee
  stock purchase plan                           26         --          --            --                26               --
Issuance of  2,206,258 shares of common
  stock in connection with
  acqusitions                                1,949     (1,949)         --            --                --               --
Change in unrealized net gains,
  net of applicable taxes                       --         --          --            --                --               --
Net loss                                        --         --      (5,553)           --            (5,553)          (5,553)
                                          --------   --------    --------        ------          --------         --------
COMPREHENSIVE LOSS
BALANCE, MARCH 31, 2000                   $ 41,525   $  5,922    $(81,700)       $   --          $(34,253)        $ (5,553)
                                          ========   ========    ========        ======          ========         ========


                            EMPLOYEE SOLUTIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          QUARTER ENDED MARCH 31, 1999


                                                      Common     Retained      Cumulative
                                                      Stock      Earnings      Unrealized         Total        Comprehensive
(In thousands of dollars,                  Common     To Be     Accumulated  Gain (Loss) on     Stockholders'      Income
 except share data)                        Stock      Issued     (Deficit)     Investments   (deficit) Equity      (Loss)
                                         --------    --------    --------       --------         --------         --------
BALANCE, December 31, 1998               $ 35,800    $     --    $(20,085)      $      1         $ 15,716         $     --

Issuance of  1,668 shares of common
  stock in connection with exercise of
  common stock options                          3          --          --             --                3               --
Change in unrealized net gains,
  net of applicable taxes                      --          --          --              3                3                3
Net loss                                       --                  (3,462)            --           (3,462)          (3,462)
                                         --------    --------    --------       --------         --------         --------
COMPREHENSIVE LOSS
BALANCE, MARCH 31, 1999                  $ 35,803    $     --    $(23,547)      $      4         $ 12,260         $ (3,459)
                                         ========    ========    ========       ========         ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Quarter Ended March 31,
                                                         -----------------------
(In Thousands of Dollars)                                  2000         1999
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                             $ 191,028    $ 192,734
Cash paid to suppliers and employees                      (203,380)    (199,771)
Interest received                                              340          244
Interest paid                                                 (390)        (137)
Income taxes paid, net                                         (40)         (30)
                                                         ---------    ---------
     Net cash (used in) operating activities               (12,442)      (6,960)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                            (156)         (19)
Business acquisitions                                                        (2)
Purchase of investments, net                                               (392)
Cash (invested in) released from
  restricted accounts, net                                   1,000       (1,000)
Disbursements for deferred costs                                             (3)
                                                         ---------    ---------
     Net cash provided by (used in) investing
       activities                                              844       (1,416)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred loan costs                                 (52)          --
Proceeds from issuance of common stock                          26            3
Increase (decrease) in bank overdraft                        3,384      (13,727)
                                                         ---------    ---------
     Net cash provided by (used in) financing
       activities                                            3,358      (13,724)
                                                         ---------    ---------
Net decrease in cash and cash equivalents                   (8,240)     (22,100)

CASH AND CASH EQUIVALENTS, beginning of period              34,014       39,287
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                 $  25,774    $  17,187
                                                         =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                         Quarter Ended March 31,
                                                         -----------------------
                                                            2000        1999
--------------------------------------------------------------------------------
RECONCILIATION OF NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss                                                  $ (5,553)   $ (3,462)
                                                          --------    --------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization                                1,286       1,667
Decrease (increase) in accounts receivable, net                547      (6,175)
Decrease (increase) in insurance company receivables            88        (426)
Increase in prepaid expenses and deposits                   (3,922)     (2,690)
(Increase) decrease in other assets                             (2)        176
(Decrease) increase in accrued salaries,
  wages and payroll taxes                                   (8,338)      2,120
Increase in accrued workers'
  compensation and health insurance                            279         487
Increase in other long-term liabilities                         13          --
(Decrease) increase in accounts payable                       (125)        418
Decrease in income taxes payable                               (40)        (30)
Increase in other accrued expenses                           3,325         955
                                                          --------    --------
                                                            (6,889)     (3,498)
                                                          --------    --------
    Net cash provided by (used in) operating activities   $(12,442)   $ (6,960)
                                                          ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF CORPORATION

Employee Solutions, Inc. (together with its subsidiaries, "ESI" or the "Company") is a leading professional employer organization (PEO) providing employers throughout the United States with comprehensive employee payroll, human resources and benefits outsourcing services. The Company's integrated outsourcing services include payroll processing and reporting, human resources administration, employment regulatory compliance management, risk management/workers' compensation services, retirement and health care programs, and other products and services provided directly to worksite employees. At March 31, 2000, ESI serviced approximately 1,920 client companies with approximately 34,200 worksite employees in 47 states.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. Results of operations for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when purchased. All cash equivalents are invested in high quality investment grade instruments, such as certificates of deposit, at March 31, 2000 and December 31, 1999, and are stated at fair market value. Substantially all cash and cash equivalents, including restricted cash, are not insured at March 31, 2000.

INVESTMENTS AND MARKETABLE SECURITIES

At March 31, 2000, the Company maintained approximately $19.2 million of investments in its cash and cash equivalents and investments and marketable securities accounts. These securities are considered available-for-sale and, accordingly, are recorded at market value. Securities with original maturities of 90 days or less consisted of money market and mutual funds that had an estimated fair value of $19.1 million at March 31, 2000. Securities with original maturities greater than 90 days consisted of a certificate of deposit with a fair value of approximately $100,000.

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

NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

The computation of adjusted net loss and weighted average common and common equivalent shares used in the calculation of net loss per common share is as follows:

                                                   Three Months Ended March 31,
                                   ------------------------------------------------------------
                                               2000                            1999
(In Thousands of Dollars, Except   ----------------------------    ----------------------------
   Share and Per Share Data)          Basic          Diluted          Basic          Diluted
-----------------------------------------------------------------------------------------------
Weighted average of
common shares outstanding            40,419,019      40,419,019      32,421,263      32,421,263

Dilutive effect of options
and warrants outstanding                     --              --              --              --
                                   ------------    ------------    ------------    ------------
Weighted average of
common and common
equivalent shares                    40,419,019      40,419,019      32,421,263      32,421,263
                                   ============    ============    ============    ============

Net loss                           $     (5,553)   $     (5,553)   $     (3,462)   $     (3,462)

Adjustments to net loss                      --              --              --              --
                                   ------------    ------------    ------------    ------------
Adjusted net loss for
purposes of the loss per
common share calculation           $     (5,553)   $     (5,553)   $     (3,462)   $     (3,462)
                                   ============    ============    ============    ============
Net loss per common and
common equivalent share            $      (0.14)   $      (0.14)   $      (0.11)   $      (0.11)
                                   ============    ============    ============    ============

The calculation of weighted average common and common equivalent shares for purposes of calculating the March 31, 2000 diluted loss per share, excludes 535,903 options computed under the treasury stock method, as their effects would be anti-dilutive.

(2) NOTE PAYABLE:

On October 26, 1999 the Company entered into a loan and security agreement (the "Loan Agreement") with Foothill Capital Corporation and Ableco Finance LLC (the "Lenders") providing for a term loan of $10 million at an interest rate of 13.5% and a revolving loan (based on eligible accounts receivable) to a maximum of $10 million (including letters of credit drawn thereunder) at an interest rate of prime plus 2%. The Company received the proceeds of the term loan on October 29, 1999. The Company does not currently intend to draw on the revolving loan facility except as security for various letters of credit ($5.4 million at March 31, 2000). The Company paid a closing fee of $800,000 and will pay a commitment fee of 50 basis points on the unused portion of the revolving line, as well as letter of credit fees of 2.0%. If the term loan then remains outstanding, the interest rate thereon increases by 25 basis points per month beginning on July 29, 2000 and a fee of $100,000 is payable on July 29, 2000 and on October 29, 2000. The Loan Agreement matures on January 1, 2001. The principal loan covenants are as follows: tangible net worth of ($72,390,000) at December 31, 1999, ($71,320,000) at March 31, 2000, ($70,220,000) at June 30, 2000,
($68,270,000) at September 30, 2000 and  ($66,090,000) at December 31, 2000; and
EBITDA (as defined) of $1,230,000 at December 31, 1999, $2,560,000 at March 31, 2000, $2,780,000 at June 30, 2000, $3,410,000 at September 30, 2000 and
$3,770,000 at December 31, 2000. The Loan Agreement also includes covenants relating to capital expenditure limits and worksite employee headcount and average gross margin requirements. The Loan Agreement further contains, among other limitations, restrictions on mergers or the sale of significant assets or use of the proceeds thereof, investments and business acquisitions, and additional indebtedness or liens. The Loan Agreement includes certain other customary covenants, and is secured by substantially all of the Company's assets (including pledges of the stock of the Company's subsidiaries and control agreements over substantially all of the Company's cash accounts). The Company is not in compliance with one or more of the covenants set forth above as of March 31, 2000 and has therefore classified the debt obligation as a current liability. The Company has also classified the 10% Senior Notes due 2004 as a current note payable obligation. See Note 3.

(3) LONG-TERM DEBT:

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

The Company is engaged in negotiations with the holders of these Notes. In connection with the negotiations, the Company's Board of Directors elected to withhold the $4.25 million semi-annual interest payment due April 15, 2000. Under the terms of the Indenture pursuant to which the Notes were issued, such withholding of interest constitutes an Event of Default (as defined in the Indenture) upon the expiration of a 30-day grace period on May 17, 2000. While the Company anticipates receiving a waiver on the payment due, it has classified the debt obligation as a current liability.

The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned current and future subsidiaries. The Company's wholly-owned insurance subsidiary, which is a non-guarantor subsidiary, is subject to certain statutory and contractual restrictions which limit its ability to pay dividends or make loans to the Company or other subsidiaries. The financial statements presented below include the separate or combined financial position as of March 31, 2000 and December 31, 1999, and the results of operations and cash flows for each of the quarters ended March 31, 2000 and March 31, 1999, of Employee Solutions, Inc. (Parent), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors).

BALANCE SHEETS

                                                                     March 31, 2000
                                             ---------------------------------------------------------------
                                                                         Non-
(In Thousands of Dollars)                     Parent     Guarantors   Guarantors   Eliminating  Consolidated
------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                    $  15,722    $   6,329    $   3,723    $      --    $  25,774
Investments and marketable securities              100           --           --           --          100
Restricted cash                                     --           --           --           --           --
Accounts receivable, net                        12,137       24,942          669           --       37,748
Receivables from insurance companies                --           --        6,530           --        6,530
Prepaid expenses and deposits                    4,926           64           20           --        5,010
Due from affiliates                              8,261        2,647       (7,134)      (3,774)          --
                                             ---------    ---------    ---------    ---------    ---------
      Total current assets                      41,146       33,982        3,808       (3,774)      75,162

Property and equipment, net                      3,714          248            7           --        3,969
Goodwill and other assets, net                   9,404       26,763           --           --       36,167
Investment in subsidiaries                      45,464           --           --      (45,464)          --
                                             ---------    ---------    ---------    ---------    ---------
      Total assets                           $  99,728    $  60,993    $   3,815    $ (49,238)   $ 115,298
                                             =========    =========    =========    =========    =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Bank overdraft                               $   1,011    $   4,845    $      --    $      --    $   5,856
Accrued salaries, wages and
  payroll taxes                                  5,833       16,520          484           --       22,837
Accounts payable                                   783        1,176        4,140           --        6,099
Accrued workers' compensation
  and health insurance                               2          852        6,613           --        7,467
Income taxes payable                               381          (56)          (2)          --          323
Other accrued expenses                           7,976        1,040        2,593           --       11,609
Due to affiliates                               22,635        6,799      (25,660)      (3,774)          --
Note payable                                    95,000           --           --           --       95,000
                                             ---------    ---------    ---------    ---------    ---------
      Total current liabilities                133,621       31,176      (11,832)      (3,774)     149,191
                                             ---------    ---------    ---------    ---------    ---------

Deferred income taxes                               --           --           --           --           --
                                             ---------    ---------    ---------    ---------    ---------
Long-term debt                                      --           --           --           --           --
                                             ---------    ---------    ---------    ---------    ---------
Other long-term liabilities                        360           --           --           --          360
                                             ---------    ---------    ---------    ---------    ---------
Commitments and contingencies

STOCKHOLDERS' (DEFICIT) EQUITY
Class A convertible preferred stock                 --           --           --           --           --
Common stock, no par value                      41,525        2,622          771       (3,393)      41,525
Common stock to be issued                        5,922           --           --           --        5,922
Additional paid in capital                          --       26,342           50      (26,392)          --
(Accumulated deficit) retained earnings        (81,700)         853       14,826      (15,679)     (81,700)
                                             ---------    ---------    ---------    ---------    ---------
      Total stockholders' (deficit) equity     (34,253)      29,817       15,647      (45,464)     (34,253)
                                             ---------    ---------    ---------    ---------    ---------
Total liabilities and stockholders'
  (deficit) equity                           $  99,728    $  60,993    $   3,815    $ (49,238)   $ 115,298
                                             =========    =========    =========    =========    =========

BALANCE SHEETS

                                                                   December 31, 1999
                                             ---------------------------------------------------------------
                                                                         Non-
(In Thousands of Dollars)                     Parent     Guarantors   Guarantors   Eliminating  Consolidated
------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                    $  16,452    $  14,148    $   3,414    $      --    $  34,014
Investments and marketable securities              100           --           --           --          100
Restricted cash                                  1,000           --           --           --        1,000
Accounts receivable, net                        14,240       23,512          544           --       38,296
Receivables from insurance companies                --           --        6,618           --        6,618
Prepaid expenses and deposits                    1,023           64            1           --        1,088
Due from affiliates                              8,150        2,644       (7,020)      (3,774)          --
                                             ---------    ---------    ---------    ---------    ---------
      Total current assets                      40,965       40,368        3,557       (3,774)      81,116

Property and equipment, net                      3,937          265            9           --        4,211
Goodwill and other assets, net                   9,947       27,053           --           --       37,000
Investment in subsidiaries                      42,872           --           --      (42,872)          --
                                             ---------    ---------    ---------    ---------    ---------
      Total assets                           $  97,721    $  67,686    $   3,566    $ (46,646)   $ 122,327
                                             =========    =========    =========    =========    =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Bank overdraft                               $   2,472    $      --    $      --    $      --    $   2,472
Accrued salaries, wages and
  payroll taxes                                  5,607       25,276          292           --       31,175
Accounts payable                                   966        1,151        4,107           --        6,224
Accrued workers' compensation
  and health insurance                               5          953        6,230           --        7,188
Income taxes payable                               421          (56)          (2)          --          363
Other accrued expenses                           4,614          976        2,694           --        8,284
Due to affiliates                               17,015       11,300      (24,541)      (3,774)          --
Note payable                                    10,000           --           --           --       10,000
                                             ---------    ---------    ---------    ---------    ---------
      Total current liabilities                 41,100       39,600      (11,220)      (3,774)      65,706
                                             ---------    ---------    ---------    ---------    ---------
Deferred income taxes                               --           --           --           --           --
                                             ---------    ---------    ---------    ---------    ---------
Long-term debt                                  85,000           --           --           --       85,000
                                             ---------    ---------    ---------    ---------    ---------
Other long-term liabilities                        347           --           --           --          347
                                             ---------    ---------    ---------    ---------    ---------
Commitments and contingencies

STOCKHOLDERS' (DEFICIT) EQUITY
Class A convertible preferred stock                 --           --           --           --           --
Common stock, no par value                      39,550        2,622          771       (3,393)      39,550
Common stock to be issued                        7,871           --           --           --        7,871
Additional paid in capital                          --       26,342           50      (26,392)          --
(Accumulated deficit) retained earnings        (76,147)        (878)      13,965      (13,087)     (76,147)
                                             ---------    ---------    ---------    ---------    ---------
      Total stockholders' (deficit) equity     (28,726)      28,086       14,786      (42,872)     (28,726)
                                             ---------    ---------    ---------    ---------    ---------
Total liabilities and stockholders'
  (deficit) equity                           $  97,721    $  67,686    $   3,566    $ (46,646)   $ 122,327
                                             =========    =========    =========    =========    =========

STATEMENTS OF OPERATIONS

                                             For the Quarter Ended March 31, 2000
                                 --------------------------------------------------------------
                                                            Non-
(In Thousands of Dollars)         Parent     Guarantors  Guarantors   Eliminating  Consolidated
-----------------------------------------------------------------------------------------------
Revenues                         $  41,831    $ 143,820   $   4,830    $      --    $ 190,481
                                 ---------    ---------   ---------    ---------    ---------
Cost of revenues:
Salaries and wages of
  worksite employees                34,886      119,941       4,127           --      158,954
Healthcare and workers'
  compensation                       2,674        8,812        (552)          --       10,934
Payroll and employment taxes         3,287       10,678         421           --       14,386
                                 ---------    ---------   ---------    ---------    ---------
  Cost of revenues                  40,847      139,431       3,996           --      184,274
                                 ---------    ---------   ---------    ---------    ---------
  Gross profit                         984        4,389         834           --        6,207

Selling, general and
  administrative expenses            5,922        2,357          27           --        8,306
Intercompany selling, general
  and administrative expense            --           --          --           --           --
Depreciation and amortization          969          316           1           --        1,286
                                 ---------    ---------   ---------    ---------    ---------
Income (loss) from operations       (5,907)       1,716         806           --       (3,385)

Other income (expense):
Interest income                        272           13          55           --          340
Interest expense and other          (2,510)           2          --           --       (2,508)
                                 ---------    ---------   ---------    ---------    ---------
Income (loss) before provision
  (benefit) for income taxes        (8,145)       1,731         861           --       (5,553)

Income tax provision (benefit)          --           --          --           --           --
                                 ---------    ---------   ---------    ---------    ---------
Income from wholly-owned
  subsidiaries                       2,592           --          --       (2,592)          --
                                 ---------    ---------   ---------    ---------    ---------
Net income (loss)                $  (5,553)   $   1,731   $     861    $  (2,592)   $  (5,553)
                                 =========    =========   =========    =========    =========

STATEMENTS OF OPERATIONS

                                             For the Quarter Ended March 31, 1999
                                 --------------------------------------------------------------
                                                            Non-
(In Thousands of Dollars)         Parent     Guarantors  Guarantors   Eliminating  Consolidated
-----------------------------------------------------------------------------------------------
Revenues                         $  57,844    $ 134,223   $   6,842    $      --    $ 198,909
                                 ---------    ---------   ---------    ---------    ---------
Cost of revenues:
Salaries and wages of
  worksite employees                49,483      110,316       5,809           --      165,608
Healthcare and workers'
  compensation                       1,879        9,200        (526)          --       10,553
Payroll and employment taxes         3,970       10,514         528           --       15,012
                                 ---------    ---------   ---------    ---------    ---------
  Cost of revenues                  55,332      130,030       5,811           --      191,173
                                 ---------    ---------   ---------    ---------    ---------
  Gross profit                       2,512        4,193       1,031           --        7,736

Selling, general and
  administrative expenses            5,308        2,163          42           --        7,513
Intercompany selling, general
  and administrative expense            --           --          --           --           --
Depreciation and amortization        1,259          401           7           --        1,667
                                 ---------    ---------   ---------    ---------    ---------
Income (loss) from operations       (4,055)       1,629         982           --       (1,444)

Other income (expense):
Interest income                        200           15          29           --          244
Interest expense and other          (2,361)          24          75           --       (2,262)
                                 ---------    ---------   ---------    ---------    ---------
Income (loss) before provision
  (benefit) for income taxes        (6,216)       1,668       1,086           --       (3,462)

Income tax provision (benefit)          --          667         380       (1,047)          --
                                 ---------    ---------   ---------    ---------    ---------
Income from wholly-owned
  subsidiaries                       1,707           --          --       (1,707)          --
                                 ---------    ---------   ---------    ---------    ---------
Net income (loss)                $  (4,509)   $   1,001   $     706    $    (660)   $  (3,462)
                                 =========    =========   =========    =========    =========

STATEMENTS OF CASH FLOWS

                                                          For the Quarter Ended March 31, 2000
                                              ------------------------------------------------------------
                                                                        Non-
(In Thousands of Dollars)                      Parent    Guarantors  Guarantors  Eliminating  Consolidated
----------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET LOSS TO
  NET CASH USED IN OPERATING
  ACTIVITIES:
Net income (loss)                             $ (5,553)   $  1,731    $    861     $ (2,592)    $ (5,553)
                                              --------    --------    --------     --------     --------
ADJUSTMENTS TO RECONCILE
  NET LOSS TO NET CASH
  USED IN OPERATING
  ACTIVITIES:
Depreciation and amortization                      969         316           1           --        1,286
Decrease (increase) in accounts receivable,
  net                                            2,102      (1,430)       (125)          --          547
Increase in insurance company
  receivable                                        --          --          88           --           88
Increase in prepaid expenses and deposits       (3,903)         --         (19)          --       (3,922)
(Increase) in other assets                          (1)         (1)         --           --           (2)
Increase (decrease)  from inter-
  company transactions                           2,917      (4,504)     (1,005)       2,592           --
(Decrease) increase in accrued salaries,
  wages, and payroll taxes                         226      (8,756)        192           --       (8,338)
Increase (decrease) in accrued workers'
  compensation and health insurance                 (3)       (101)        383           --          279
(Decrease) increase in accounts payable           (183)         25          33           --         (125)
Decrease in income taxes payable                   (40)         --          --           --          (40)
Increase in other accrued expenses               3,375          64        (101)          --        3,338
                                              --------    --------    --------     --------     --------
                                                 5,459     (14,387)       (553)       2,592       (6,889)
                                                          --------    --------     --------     --------
     Net cash (used in)  provided by
        operating activities                       (94)    (12,656)        308           --      (12,442)
                                              --------    --------    --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                (149)         (8)          1           --         (156)
Business acquisitions                               --          --          --           --           --
Purchases of investments, net                       --          --          --           --           --
Cash invested in restricted accounts, net        1,000          --          --           --        1,000
Disbursements for deferred costs                    --          --          --           --           --
                                              --------    --------    --------     --------     --------
     Net cash provided by (used in)
        investing activities                       851          (8)          1           --          844
                                              --------    --------    --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock              26          --          --           --           26
Payment of deferred loan costs                     (52)         --          --           --          (52)
Increase (decrease) in bank overdraft           (1,461)      4,845          --           --        3,384
                                              --------    --------    --------     --------     --------
     Net cash provided by (used in)
        financing activities                    (1,487)      4,845          --           --        3,358
                                              --------    --------    --------     --------     --------
Net increase (decrease) in cash and cash
  equivalents                                     (730)     (7,819)        309           --       (8,240)
CASH AND CASH EQUIVALENTS,
  beginning of period                           16,452      14,148       3,414           --       34,014
                                              --------    --------    --------     --------     --------
CASH AND CASH EQUIVALENTS,
  end of period                               $ 15,722    $  6,329    $  3,723     $     --     $ 25,774
                                              ========    ========    ========     ========     ========

STATEMENTS OF CASH FLOWS

                                                          For the Quarter Ended March 31, 1999
                                              ------------------------------------------------------------
                                                                        Non-
(In Thousands of Dollars)                      Parent    Guarantors  Guarantors  Eliminating  Consolidated
----------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET LOSS TO
  NET CASH USED IN OPERATING
  ACTIVITIES:
Net income (loss)                             $ (4,509)   $  1,001    $    706     $   (660)    $ (3,462)
                                              --------    --------    --------     --------     --------
ADJUSTMENTS TO RECONCILE
  NET LOSS TO NET CASH
  USED IN OPERATING
  ACTIVITIES:
Depreciation and amortization                    1,259         401           7           --        1,667
Increase in accounts receivable,  net           (1,181)     (4,821)       (173)          --       (6,175)
Increase in insurance company
  receivable                                        --          --        (426)          --         (426)
(Increase) in prepaid expenses and deposits     (3,122)        437          (5)          --       (2,690)
(Increase) decrease in other assets               (190)        360           6           --          176
Increase (decrease)  from inter-
  company transactions                           3,702      (1,176)     (3,186)         660           --
Increase (decrease) in accrued salaries,
  wages, and payroll taxes                       3,877      (2,178)        421           --        2,120
Increase (decrease) in accrued workers'
  compensation and health insurance               (877)        872         492           --          487
Increase in accounts payable                       243         152          23           --          418
Decrease in income taxes payable                   (30)         --          --           --          (30)
Increase in other accrued expenses               1,692        (915)        178           --          955
                                              --------    --------    --------     --------     --------
                                                 5,373      (6,868)     (2,663)         660       (3,498)
                                              --------    --------    --------     --------     --------
     Net cash (used in)  provided by
        operating activities                       864      (5,867)     (1,957)          --       (6,960)
                                              --------    --------    --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                 (12)         (7)         --           --          (19)
Business acquisitions                               (2)         --          --           --           (2)
Purchases of investments, net                     (392)         --          --           --         (392)
Cash invested in restricted accounts, net       (1,000)         --          --           --       (1,000)
Disbursements for deferred costs                    (3)         --          --           --           (3)
                                              --------    --------    --------     --------     --------
     Net cash used in investing
        activities                              (1,409)         (7)         --           --       (1,416)
                                              --------    --------    --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock               3          --          --           --            3
Decrease in bank overdraft                        (308)    (13,419)         --           --      (13,727)
                                              --------    --------    --------     --------     --------
     Net cash used in
        financing activities                      (305)    (13,419)         --           --      (13,724)
                                              --------    --------    --------     --------     --------
Net decrease in cash and cash
  equivalents                                     (850)    (19,293)     (1,957)          --      (22,100)
CASH AND CASH EQUIVALENTS,
  beginning of period                            8,176      24,503       6,608           --       39,287
                                              --------    --------    --------     --------     --------
CASH AND CASH EQUIVALENTS,
  end of period                               $  7,326    $  5,210    $  4,651     $     --     $ 17,187
                                              ========    ========    ========     ========     ========

(4) SEGMENT INFORMATION

The Company, in relation to SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information," has defined the following three reportable segments: Core PEO services, Logistics Personnel Corp. and TEAM Services.

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

Information concerning revenue, gross profit and assets by business segment was as follows (in thousands):

                                                 For the Quarter Ended March 31,
                                                 -------------------------------
                                                      2000           1999
                                                    ---------      ---------
Revenue

  Core PEO                                          $ 109,967      $ 142,090
  LPC                                                  26,602         25,360
  TEAM                                                 53,912         31,459
                                                    ---------      ---------
  Consolidated Total                                  190,481        198,909
                                                    ---------      ---------
Gross Profit
  Core PEO                                              3,507          5,222

  LPC                                                   2,057          2,029
  TEAM                                                    643            485
                                                    ---------      ---------
  Total                                                 6,207          7,736

Selling, General And Administrative Expense             8,306          7,513

Depreciation And Amortization                           1,286          1,667
                                                    ---------      ---------
Income (Loss) From Operations                          (3,385)        (1,444)
                                                    ---------      ---------
Other Income/(Expense)
  Interest income                                         340            244

  Interest expense                                     (2,512)        (2,286)
  Other                                                     4             24
                                                    ---------      ---------
Loss Before Provision For Income Taxes                 (5,553)        (3,462)

Income Tax Benefit                                         --             --
                                                    ---------      ---------
Net Loss                                            $  (5,553)     $  (3,462)
                                                    =========      =========
Depreciation And Amortization
  Core PEO                                          $   1,013      $   1,386

  LPC                                                     241            246

  TEAM                                                     32             35
                                                    ---------      ---------
  Consolidated Total                                $   1,286      $   1,667
                                                    =========      =========
Total Assets
  Core PEO                                          $  65,713      $ 127,662

  LPC                                                  33,780         33,526

  TEAM                                                 15,805         11,064
                                                    ---------      ---------
  Consolidated Total                                $ 115,298      $ 172,252
                                                    =========      =========

(5) CONTINGENCIES:

Four individuals brought suit in Steuben County Superior Court, Angola, Indiana in 1998 alleging that they were employees of the Company and that they had not been paid certain wages in connection with the bankruptcy of a former customer with which the Company had commenced a limited service arrangement. The individuals purport to represent a class of employees. Plaintiffs seek from the Company unpaid wages, vacation and other benefits owed by the former customer in a total amount for the purported class in excess of $600,000, potentially subject to trebling under applicable wage statutes. The Company successfully obtained a dismissal of the suit in the trial court. Plaintiffs thereafter commenced an appeal process in the Indiana Court of Appeals. In April 2000, the appellate court upheld the lower court's dismissal of the plaintiffs' case.

The Company initiated an arbitration proceeding and related suit in November 1999 in the United States District Court for the District of Arizona seeking to enjoin a former executive officer and director of the Company from violating a noncompetition agreement. The Company's action also seeks collection of a promissory note from the defendant in the amount of $350,000. A company affiliated with the defendant has filed a related suit in Georgia state court seeking to have the noncompetition agreement ruled unenforceable and to prevent the Company from enforcing it. Counterclaims have been filed against the Company for unspecified damages based on various tort theories, for a declaratory judgment voiding the noncompetition agreement, and for cancellation of the promissory note. In May 2000, the parties reached a verbal settlement agreement whereby the former officer has agreed to pay the Company a confidential amount in exchange for a release of the officer from his noncompetition agreement and dismissal of the Company's claims. The settlement is subject to completion of formal documentation.

The Company has received a letter from the Arizona Department of Economic Security indicating that the Company has been assigned a higher state unemployment tax rate for calendar year 1994 than the Company believes it is entitled. In consultation with legal counsel the Company believes that based on Arizona Revised Statutes it is entitled to the lower rate. If it was ultimately determined that the higher rate applies, the Company would owe $500,000 (before interest and the income tax effect) more than is reflected in the Company's financial statements. As of December 31, 1999, the compounded interest totaled approximately $330,000.

The Company has been named as a defendant in an action filed by James E. Gorman in Arizona Superior Court in August 1999 alleging breach of contract, fraud, defamation and related matters in connection with the termination of Mr. Gorman as the Company's president and chief executive officer in April 1999. The complaint seeks contractual damages of approximately $588,000 plus unspecified tort damages. The Company is contesting the claim vigorously. The Court dismissed the plaintiff's principal tort claims in November 1999.

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

A Demand for Arbitration was filed with the American Arbitration Association on April 26, 2000 by the previous owners of Team Services. These individuals, along with a member of the Company's Board of Directors and President of the Company's TEAM Services subsidiary, sold TEAM Services to the Company pursuant to a 1996 acquisition agreement. The Demand for Arbitration alleges that the Company caused damages of approximately $800,000 by failing to provide a price protection payment required under the 1996 agreement with respect to the shares of the Company's Common Stock issued to the claimants in December 1999 as consideration for the acquisition. The Company intends to contest the claim vigorously.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere herein and in the Company's Report on Form 10-K for the year ended December 31, 1999. Historical results are not necessarily indicative of trends in operating results for any future period.

Except for the historical information contained herein, the discussion in this Form 10-Q contains or may contain forward-looking statements (which include statements in the future tense and statements using the terms "believe," "anticipate," "expect," "intend" or similar terms) that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Management's Discussion and Analysis (particularly in "Outlook: Issues and Risks") in addition to those discussed in "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Report on Form 10-K for the year ended December 31, 1999, as well as those factors discussed elsewhere herein or in any document incorporated herein by reference.

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

In periods from and after January 1, 1998, workers' compensation liabilities are fully insured under a guaranteed cost policy, subject to limited exceptions described below. Accordingly, workers' compensation expense includes premiums paid to the Company's third party insurance carriers for workers' compensation insurance. Workers' compensation expense also includes the cost of a defined portfolio of stand-alone policies in place at December 31, 1997 which policies expired at various dates during 1998 and as to which the Company retains liability of $250,000 per occurrence plus costs as described in the following paragragh; and costs under the Company's self-insurance program in Ohio, with respect to which the Company retains liability of $50,000 per occurrence.

With respect to the Ohio and defined portfolio of stand-alone policies, the Company's accrued workers' compensation reserves are primarily based on industry-wide data, and to a lesser extent, the Company's past claims experience up to the retained limits. The liability recorded may be more or less than the actual amount of the claims when they are submitted and paid. Changes in the liability are charged or credited to operations as the estimates are revised. Administrative costs include fees paid to the Company's insurers and costs of claims management by third party administrators. Premium taxes include taxes and related fees paid to various states based on premiums written. Premium for excess reinsurance and accidental death and dismemberment relate to premium payments to the Company's insurers for the retention of risks above specified limits.

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

Certain employment-related taxes are based on the cumulative earnings of individual employees up to a specified wage level. Therefore, these expenses tend to decline over the course of a year. Since the Company's revenues for an individual client are generally earned and collected at a relatively constant rate throughout each year, payment of such unemployment tax obligations can adversely affect first quarter results but positively impact the Company's working capital and results of operations as the year progresses.

RESULTS OF OPERATIONS--QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

                                                          Percent
(In Thousands of Dollars)                    2000         Change         1999
--------------------------------------------------------------------------------
Revenues                                   $ 190,481        (4%)      $ 198,909
Cost of revenues                             184,274        (4%)        191,173
Gross profit                                   6,207       (20%)          7,736
Selling, general and administrative            8,306        11%           7,513
Depreciation and amortization                  1,286       (23%)          1,667
Interest income                                  340        39%             244
Interest expense                               2,512        10%           2,286
Net loss                                      (5,553)      (60%)         (3,462)

REVENUES

Revenues decreased to $190.5 million for the quarter ended March 31, 2000 from $198.9 million for the quarter ended March 31, 1999, a decrease of 4%. The primary contributing factor to the decline in first quarter 2000 revenue was the lack of growth from internal sales primarily as a result of customer prospect apprehension regarding the Company's financial condition, delays in new sales during the Company's re-organization of the internal sales force and factors such as increased attrition of clients due to normal client attrition experienced at the end of each calendar year. Core PEO revenues experienced a significant decline in the first quarter 2000 in comparison to first quarter 1999, which decline was offset in part by a significant increase in Team Services revenues. The number of worksite employees decreased to approximately
34,200 covering approximately 1,920 companies at March 31, 2000 from approximately 38,500 covering 2,090 client companies at March 31, 1999.

COST OF REVENUES

Cost of revenues decreased 4% to $184.3 million in the quarter ended March 31, 2000 from $191.2 million for the quarter ended March 31, 1999. This decrease is primarily due to the decrease in the Company's business as described above.

GROSS PROFIT

The Company's gross profit margin decreased from 3.9% in the quarter ended March 31, 1999 to 3.3% in the quarter ended March 31, 2000. The primary contributing factor included an increase in Team Services revenue of approximately $23 million, which earned a gross profit of approximately 1.2%, which is substantially less than the gross margins generally achieved by ESI's other core PEO and Logistics Personnel Corp. business segments. Workers' compensation cost also increased at a higher rate than the rate of increase earned for providing such services. SEE NOTE 4: BUSINESS SEGMENTS.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the quarter ended March 31, 2000 increased by approximately $793,000 to $8.3 million, or 11%, from $7.5 million for the quarter ended March 31, 1999. The primary contributing factor is an increase in legal fees of approximately $230,000 related to litigation and professional fees of approximately $430,000 for consulting services provided in the negotiations with the holders of the Notes. SEE NOTE 4: LONG TERM DEBT AND "OUTLOOK: ISSUES AND RISKS -SUBSTANTIAL LEVERAGE; NEGOTIATIONS WITH HOLDERS OF INDEBTEDNESS; POTENTIAL SUBSTANTIAL DILUTION OF COMMON STOCKHOLDERS."

DEPRECIATION AND AMORTIZATION

Depreciation and amortization represents depreciation of property and equipment and amortization of customer lists and goodwill. For the quarter ended March 31, 2000, depreciation and amortization expense totaled $1.3 million compared to $1.7 million for the quarter ended March 31, 1999. The decrease was due primarily to a $42.2 million write-down of impaired goodwill during the fourth quarter of 1999, which resulted in a reduction of future amortization expense.

INTEREST

Interest expense for the quarter ended March 31, 2000 totaled $2.5 million compared to $2.3 million for the quarter ended March 31, 1999. The increase in interest expense is primarily due to interest on the $10 million loan and security agreement entered into during the fourth quarter of 1999. For the quarter ended March 31, 2000 interest income totaled $340,000 compared to $244,000 for the quarter ended March 31, 1999. The increase in interest income is primarily due to the additional cash provided by the $10 million loan and security agreement that is held in interest bearing bank accounts.

EFFECTIVE TAX RATE

The Company's effective tax rate provides for federal and state income taxes. As of March 31, 2000, the Company has incurred losses in excess of what can be carried back and applied against prior years' income to generate federal income tax refunds. The remaining net operating loss will be available for carry-forward benefit only to the extent of any subsequently generated taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company defines liquidity as the ability to mobilize cash to meet operating, capital and acquisition financing needs. The Company's primary use of cash in the quarter ended March 31, 2000 was for operating activities. The Company's liquidity position was materially reduced due to the use of cash during the quarter.

Cash used in operating activities was $12.4 million during the first quarter of 2000 compared to cash used in operations of $7.0 million during the first quarter of 1999. Cash was primarily used during the first quarter of 2000 for payroll tax payments and prepaid workers' compensation premium expenses under the Company's guaranteed cost policy. Operating cash flows are derived from customers for PEO services rendered by the Company. Payments from PEO customers typically are received on or within a few days of the date on which payroll checks are delivered to customers, and cover the cost of the payroll, payroll taxes, insurance, other benefit costs and the Company's administration fee. The Company's TEAM Services and LPC operations extend credit terms generally from 15 to 45 days as is customary in their respective market segments.

Cash provided by investing activities was $844 thousand during the first quarter of 2000, compared to $1.4 million of cash used in investing activities during the same period in 1999. Included in investing activities in 2000 is $1.0 million of cash that was released from a restricted account held by a bank for certain types of controlled disbursement transaction risk. During the comparable period in 1999 cash used in investing activities of $1.4 million included a $1.0 million investment in a certificate of deposit to secure a letter of credit issued on behalf of the Company. Future acquisitions are not expected to be a significant use of cash. For the quarter ended March 31, 2000 and 1999, capital expenditures were $156,000 and $19,000, respectively. Capital expenditures in 2000 consisted primarily of software development cost to enhance the Company's data processing capabilities and to support the increased use of the Internet by customers to transfer payroll information to the Company for processing.
Although the Company continuously reviews its capital expenditure needs, management expects that 2000 capital expenditures will continue at a level comparable to the first quarter.

Cash provided by financing activities was $3.4 million in the first quarter of 2000 compared to $13.7 million of cash used in financing activities during the comparable period in 1999. Cash provided in 2000 was primarily due to an increase in bank overdrafts compared to a reduction of bank overdrafts during the same period in 1999. These bank overdrafts represent outstanding checks in excess of the cash recorded on the Company's books for specific bank accounts and generally represent timing differences between the transfer of funds between banks, and do not represent actual bank overdrafts of collected funds held at banks which is available for the payment of payroll obligations.

OUTLOOK: ISSUES AND RISKS

The following issues and risks, among others (including those discussed elsewhere herein), should also be considered in evaluating the Company's outlook.

SUBSTANTIAL LEVERAGE; NEGOTIATIONS WITH HOLDERS OF INDEBTEDNESS; POTENTIAL SUBSTANTIAL DILUTION OF COMMON STOCKHOLDERS

The Company has incurred significant debt primarily in connection with the October 1997 issuance of its $85 million 10% Senior Notes due 2004 (the "Notes") and a secured loan facility obtained in October 1999 (the "Loan Agreement"). At March 31, 2000, the Company had outstanding indebtedness of $10.0 million under the Loan Agreement, outstanding senior indebtedness of $85.0 million and a deficit in stockholders' equity of approximately $34.3 million, respectively. The Company believes that it currently is leveraged to a significantly greater extent than any of its principal competitors.

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

There can be no assurance whether or when a satisfactory agreement can be reached with the Noteholders. If the Company is unable to complete a satisfactory agreement with the Noteholders, the Company will remain subject to the current principal and interest obligations (and other terms and conditions) associated with the Notes, it will not likely be able to retain certain of its key employees, and its liquidity position and ability to operate will be materially adversely affected. Among its obligations under the Notes was a regular semi-annual interest payment of $4.25 million due on April 15, 2000. In connection with the negotiations, the Company's Board of Directors elected to withhold the $4.25 million semi-annual interest payment due April 15, 2000. Failure to make such interest payment for thirty (30) days following April 17, 2000 without the consent of the Noteholders would constitute a default under the Notes and, by virtue of cross-default provisions, the Loan Agreement. See "FUTURE CAPITAL AND LIQUIDITY NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING; NONCOMPLIANCE WITH LOAN AGREEMENT."

FUTURE CAPITAL AND LIQUIDITY NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING; NONCOMPLIANCE WITH LOAN AGREEMENT

If a satisfactory agreement with the Noteholders can be reached (see "SUBSTANTIAL LEVERAGE; NEGOTIATIONS WITH HOLDERS OF INDEBTEDNESS; POTENTIAL SUBSTANTIAL DILUTION OF COMMON STOCKHOLDERS," above), management believes that, based on its 2000 operating plan and subject to the discussion herein concerning the Loan Agreement, cash flow from operations and other available cash will be adequate to meet the Company's anticipated future requirements for working capital expenditures, scheduled lease payments and scheduled payments of interest on its remaining indebtedness. The Company will need to raise additional funds through public or private debt or equity financing if satisfactory arrangements cannot be reached with its principal lenders, the revenue and cash flow elements of its 2000 operating plan are not met, or to deal with unanticipated cash requirements, such as adverse litigation outcomes or material customer payment defaults. For a discussion of risks associated with the Company's 2000 operating plan, see "IMPLEMENTATION OF OPERATING PLAN; CUSTOMER ATTRITION." If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current shareholders of the Company will be materially reduced, and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's business, operating results, financial condition and ability to operate will be materially adversely affected.

The Company is currently not in compliance with one or more of the covenants set forth in the Loan Agreement as of March 31, 2000. The Company anticipates requesting a waiver of such noncompliance, but there can be no assurance that a waiver or similar agreement can be reached on satisfactory terms. Unless satisfactory refinancing arrangements can be made, of which there can be no assurance, the Company's financial condition and ability to operate will be materially adversely affected if the lenders under the Loan Agreement accelerate the Company's obligations under the Loan Agreement as a result of such noncompliance or otherwise. At March 31, 2000, the Company had outstanding indebtedness of $10.0 million under the Loan Agreement.

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

IMPLEMENTATION OF OPERATING PLAN; CUSTOMER ATTRITION

The Company's 2000 operating plan depends in significant part upon achieving revenue growth through internal sales and marketing efforts. The Company recently refocused its sales and marketing efforts to target industries and geographic territories that it believes present the greatest opportunities for profitable growth, and to emphasize marketing through third-party alliances. While the Company believes that its refocused sales and marketing plan will result in consistent and profitable revenue growth, because of the negative market perception and the effect on sales, the Company has not yet demonstrated successful implementation of the plan and there can be no assurance that successful implementation can be achieved.

The Company's 2000 operating plan also depends on a significant reduction of customer attrition. The Company experienced significant attrition in 1999, resulting in a net reduction of approximately 5,900 worksite employees during the year. First quarter 2000 attrition was an approximate net 700 worksite employees. While a portion of this attrition resulted from the Company's proactive elimination of unprofitable or high-risk customers, the Company also experienced attrition based on violation of noncompetition agreements by former salespersons and other factors. The Company's 2000 operating plan includes continuing improvements in customer service functions intended to reduce attrition, and the Company is aggressively seeking to enforce its noncompetition agreements. There can be no assurance that customer retention can be materially improved. The Company anticipates that its efforts to achieve revenue growth and reduce attrition will be adversely affected by the market's current negative perception of the Company's financial stability.

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

DE-LISTING OF COMMON STOCK FROM NASDAQ

Effective March 22, 2000, the Company's Common Stock was delisted from the Nasdaq SmallCap Market due to noncompliance with the following requirements for continued listing of its Common Stock: maintenance of a market capitalization of at least $35 million and a minimum bid price of $1.00 per share. As a result of the de-listing, trading in the Company's Common Stock currently is conducted in the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, Inc. and/or the so-called "pink sheets." As a consequence of such de-listing, investors may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's Common Stock.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of its investments and marketable securities that are classified as AVAILABLE-FOR-SALE marketable securities. Cash equivalent short-term investments consist primarily of high quality investment grade instruments, such as certificates of deposit, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. The available-for-sale marketable securities are subject to interest rate risk because these securities generally include financial instruments such as certificates of deposit, corporate bonds, and U.S. Treasury securities and agency notes that have an original maturity of greater than 90 days. Because these instruments are considered highly liquid, they are not significantly exposed to interest rate risk. However, the market values of these securities may be affected by changes in prevailing interest rates. The Company attempts to limit its exposure to interest rate risk primarily through diversification and strict adherence to the Company's investment policy. The Company's investment policy is designed to maximize interest income while preserving its principal investment.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Four individuals brought suit in Steuben County Superior Court, Angola, Indiana in 1998 alleging that they were employees of the Company and that they had not been paid certain wages in connection with the bankruptcy of a former customer with which the Company had commenced a limited service arrangement. The individuals purport to represent a class of employees. Plaintiffs seek from the Company unpaid wages, vacation and other benefits owed by the former customer in a total amount for the purported class in excess of $600,000, potentially subject to trebling under applicable wage statutes. The Company successfully obtained a dismissal of the suit in the trial court. Plaintiffs thereafter commenced an appeal process in the Indiana Court of Appeals. In April 2000, the appellate court upheld the lower court's dismissal of the plaintiffs' case.

The Company initiated an arbitration proceeding and related suit in November 1999 in the United States District Court for the District of Arizona seeking to enjoin Edward L. Cain, Jr., a former executive officer and director of the Company, from violating a noncompetition agreement. The Company's action also seeks collection of a promissory note from the defendant in the amount of $350,000. A company affiliated with the defendant, MyBenefitSource.com, LLC, has filed a related suit in Georgia state court seeking to have the noncompetition agreement ruled unenforceable and to prevent the Company from enforcing it. Counterclaims have been filed against the Company for unspecified damages based on various tort theories, for a declaratory judgment voiding the noncompetition agreement, and for cancellation of the promissory note. In May 2000, the parties reached a verbal settlement agreement whereby the former officer has agreed to pay the Company a confidential amount in exchange for a release of the officer from his noncompetition agreement and dismissal of the Company's claims. The settlement is subject to completion of formal documentation.

A Demand for Arbitration was filed with the American Arbitration Association on April 26, 2000 by Bruce Konheim, Michael Konheim, Lawrence Berkowitz, Richard K. Gottlieb, Thomas Fagan and Andrew Shaddock. These individuals, along with Jeffery A. Colby, a member of the Company's Board of Directors and President of the Company's TEAM Services subsidiary, sold TEAM Services to the Company pursuant to a 1996 acquisition agreement. The Demand for Arbitration alleges that the Company caused damages of approximately $800,000 by failing to provide a price protection payment required under the 1996 agreement with respect to the shares of the Company's Common Stock issued to the claimants in December 1999 as consideration for the acquisition. Mr. Colby is not currently a party to the arbitration. The Company intends to contest the claim vigorously.

From time to time, the Company is named as a defendant in lawsuits in the ordinary course of business. See PartI, Item 2 - "Management's Discussion and Analysis - Outlook: Issues and Risks - Uncertainty of Extent of PEO's Liability; Government Regulation of PEOs; Credit Risks."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is engaged in negotiations with the holders of its $85 million 10% Senior Notes due 2004 (the Notes). See "OUTLOOK: ISSUES AND RISKS- SUBSTANTIAL LEVERAGE; NEGOTIATIONS WITH HOLDERS OF INDEBTEDNESS; POTENTIAL SUBSTANTIAL DILUTION OF COMMON STOCKHOLDERS," which is incorporated by this reference into this Part II, Item 3. In connection with the negotiations, the Company's Board of Directors elected to withhold the $4.25 million semi-annual interest payment due April 15, 2000. Under the terms of the Indenture pursuant to which the Notes were issued, such withholding of interest constitutes an Event of Default (as defined in the Indenture) upon the expiration of a 30-day grace period on May 17, 2000.

ITEM 5. OTHER INFORMATION

In connection with the negotiations between the Company and the bondholders, the Company recently announced the resignation of Quentin P. Smith, Jr. from the position of Chairman of the Board of Directors and the appointment of Sara R. Dial to the position. Mr. Smith continues to serve as the Company's Chief Executive Officer and President and as a member of the Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit
     Number        Description
     ------        -----------
     10.15         Severance, Release and Cooperation Agreement Between
                   Registrant and Paul M. Gales dated February 16, 2000

     27            Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     Not applicable.

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EMPLOYEE SOLUTIONS, INC.


Date: May 15, 2000                      /s/ Quentin P. Smith, Jr.
      --------------------              ----------------------------------------
                                        Quentin P. Smith, Jr.
                                        Chief Executive Officer


                                        /s/ John V. Prince
                                        ----------------------------------------
                                        John V. Prince
                                        Chief Financial Officer