Form 10-Q
period 2000-06-30
EMPLOYEE SOLUTIONS INC
filed 2000-08-14
CIK 904897

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

  38,433,027 Common shares, no par value were outstanding as of August 9, 2000.

                            EMPLOYEE SOLUTIONS, INC.

                                    FORM 10-Q

               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2000


                                      INDEX

                                                                           Page
PART I. Financial Information                                             Number
                                                                          ------
     Item 1.   Financial Statements

                  Consolidated Balance Sheets - June 30, 2000 and
                  December 31, 1999                                            2

                  Consolidated Statements of Operations for the
                  Quarters and Six Months Ended June 30, 2000 and 1999         3

                  Consolidated Statement of Changes in Stockholders'
                  Equity for the Six Months Ended June 30, 2000                4

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2000 and 1999                      5

                  Notes to Consolidated Financial Statements                   7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            23

     Item 3.   Quantitative and Qualitative Disclosure About Market Risk      32

PART II. Other Information

     Item 1.   Legal Proceedings                                              33

     Item 3.   Defaults Upon Senior Securities                                33

     Item 6.   Exhibits and Reports on Form 8-K                               34

Signatures                                                                    35

ITEM 1. FINANCIAL STATEMENTS

                            EMPLOYEE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                         June 30,   December 31,
(In thousands of dollars, except share data)              2000         1999
                                                        ---------    ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                               $  16,300    $  34,014
Investments and marketable securities                         100          100
Restricted cash and investments                             5,000        1,000
Accounts receivable, net                                   31,537       38,296
Receivables from insurance companies                        6,925        6,618
Prepaid expenses and deposits                               4,699        1,088
Income taxes receivable                                        --           --
Deferred income taxes                                          --           --
                                                        ---------    ---------
           Total current assets                            64,561       81,116

Property and equipment, net                                 3,632        4,211
Deferred income taxes                                          --           --
Goodwill and other assets, net                             35,226       37,000
                                                        ---------    ---------
           Total assets                                 $ 103,419    $ 122,327
                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft                                          $   3,273    $   2,472
Accrued salaries, wages and payroll taxes                  19,742       31,175
Accounts payable                                            5,532        6,224
Accrued workers' compensation and health insurance          7,507        7,188
Income taxes payable                                          316          363
Other accrued expenses                                     14,530        8,284
Note Payable                                               95,000       10,000
                                                        ---------    ---------
           Total current liabilities                      145,900       65,706
                                                        ---------    ---------
Deferred income taxes                                          --           --
                                                        ---------    ---------
Long-term debt                                                 --       85,000
                                                        ---------    ---------
Other long-term liabilities                                   374          347
                                                        ---------    ---------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A convertible preferred stock, nonvoting,
  no par value, 10,000,000 shares authorized,
  no shares issued and outstanding                             --           --
Common stock, no par value, 75,000,000 shares
  authorized, 38,433,027 shares issued and
  outstanding June 30, 2000, and 36,182,547 shares
  issued and outstanding December 31, 1999                 41,525       39,550
Common stock to be issued                                   5,922        7,871
Accumulated deficit                                       (90,302)     (76,147)
Cumulative unrealized gain on investment securities            --           --
                                                        ---------    ---------
           Total stockholders' equity                     (42,855)     (28,726)
                                                        ---------    ---------
           Total liabilities and stockholders' equity   $ 103,419    $ 122,327
                                                        =========    =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Quarter ended June 30,         Six months ended June 30,
(In thousands of dollars, except               ----------------------------    ----------------------------
share and per share data)                          2000            1999            2000           1999
                                               ------------    ------------    ------------    ------------
Revenues                                       $    178,883    $    206,088    $    369,364    $    404,998
                                               ------------    ------------    ------------    ------------
Cost of revenues:
  Salaries and wages of worksite employees          150,901         172,574         309,855         338,268
  Healthcare and workers' compensation                9,843          11,265          20,777          21,817
  Payroll and employment taxes                       11,688          13,674          26,074          28,601
                                               ------------    ------------    ------------    ------------
           Cost of revenues                         172,432         197,513         356,706         388,686
                                               ------------    ------------    ------------    ------------
Gross profit                                          6,451           8,575          12,658          16,312

Selling, general and administrative expenses         11,311           8,872          19,617          16,384
Depreciation and amortization                         1,299           1,673           2,585           3,340
                                               ------------    ------------    ------------    ------------
           Loss from operations                      (6,159)         (1,970)         (9,544)         (3,412)

Other income (expense):
  Interest income                                       240             523             580             767
  Interest expense                                   (2,692)         (2,002)         (5,204)         (4,288)
  Other                                                   9              13              13              36
                                               ------------    ------------    ------------    ------------
Loss before benefit for income taxes                 (8,602)         (3,436)        (14,155)         (6,897)

Income tax benefit                                       --              --              --              --
                                               ------------    ------------    ------------    ------------
           Net loss                            $     (8,602)   $     (3,436)   $    (14,155)   $     (6,897)
                                               ============    ============    ============    ============
Net loss per common and
  common equivalent share:
           Basic                               $       (.21)   $       (.10)   $       (.35)   $       (.21)
           Diluted                             $       (.21)   $       (.10)   $       (.35)   $       (.21)

Weighted average number of common and
  common equivalent shares outstanding:
           Basic                                 40,433,598      33,266,969      40,426,309      32,846,452
                                               ============    ============    ============    ============
           Diluted                               40,433,598      33,266,969      40,426,309      32,846,452
                                               ============    ============    ============    ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            EMPLOYEE SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000


                                                        Common     Retained      Cumulative        Total
                                                        Stock      Earnings      Unrealized    Stockholders'  Comprehensive
(In thousands of dollars,                   Common      To Be     Accumulated  Gain (loss) on    (Deficit)       Income
Income except share data)                   Stock       Issued     (Deficit)     Investments       Equity        (Loss)
                                           --------    --------    --------       ---------       --------      --------
BALANCE, December 31, 1999                 $ 39,550    $  7,871    $(76,147)      $      --       $(28,726)     $(56,063)

Issuance of 44,222 shares of common
  stock in connection with Employee
  Stock Purchase Plan                            26          --          --              --             26            --
Issuance of 2,206,258 shares of common
  stock in connection with acquisitions       1,949      (1,949)         --              --             --            --
Net loss                                         --          --     (14,155)             --        (14,155)      (14,155)
                                           --------    --------    --------       ---------       --------      --------
COMPREHENSIVE LOSS                                                                                              $(14,155)
                                                                                                                ========
BALANCE, JUNE 30, 2000                     $ 41,525    $  5,922    $(90,302)      $      --       $(42,855)
                                           ========    ========    =========      =========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Six months ended June 30,
                                                        ----------------------
(In thousands of dollars)                                 2000         1999
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                            $ 376,123    $ 396,089
Cash paid to suppliers and employees                     (390,037)    (411,531)
Interest received                                             544          767
Interest paid                                                (846)      (4,252)
Income taxes refunded (paid), net                             (47)       4,391
                                                        ---------    ---------
   Net cash used in operating activities                  (14,263)     (14,536)
                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                           (226)        (128)
Business acquisitions                                          --       (5,879)
Change in investments and marketable securities                --        8,509
(Increase) decrease in restricted cash and investments     (4,000)          88
Disbursements for deferred costs                               --           (3)
                                                        ---------    ---------
   Net cash (used in) provided by investing activities     (4,226)       2,587
                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred loan costs                                (52)          --
Proceeds from issuance of common stock                         26          555
Increase (decrease) in bank overdraft                         801      (13,727)
                                                        ---------    ---------
   Net cash (used in) provided by financing activities        775      (13,172)
                                                        ---------    ---------
Net decrease in cash and cash equivalents                 (17,714)     (25,121)
CASH AND CASH EQUIVALENTS, beginning of period             34,014       39,287
                                                        ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                $  16,300    $  14,166
                                                        =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                       Six months ended June 30,
                                                        ----------------------
                                                          2000         1999
                                                        ---------    ---------
RECONCILIATION OF NET LOSS TO NET CASH
  (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss                                                $ (14,155)   $  (6,897)
                                                        ---------    ---------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization                               2,585        3,340
(Increase) decrease in accounts receivable, net             6,759       (8,909)
Decrease (increase) in insurance company receivables         (307)           8
Increase in prepaid expenses and deposits                  (3,612)      (2,822)
Decrease in deferred income taxes, net                         --           --
Decrease in other assets                                       47          518
Increase (decrease) in accrued salaries,
  wages and payroll taxes                                 (11,433)         329
Increase (decrease) in accrued workers'
  compensation and health insurance                           319       (1,564)
Increase in other long term debt                               27           --
(Decrease) increase in accounts payable                      (692)         477
(Decrease) increase in income taxes payable/receivable        (47)       4,391
(Decrease) increase in other accrued expenses
  and long-term liabilities                                 6,246       (3,407)
                                                        ---------    ---------
                                                             (108)      (7,639)
                                                        ---------    ---------

         Net cash used in operating activities          $ (14,263)   $ (14,536)
                                                        =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF CORPORATION

Employee Solutions, Inc. (together with its subsidiaries, "ESI" or the "Company") is a leading professional employer organization (PEO) providing employers throughout the United States with comprehensive employee payroll, human resources and benefits outsourcing services. The Company's integrated outsourcing services include payroll processing and reporting, human resources administration, employment regulatory compliance management, risk management/workers' compensation services, retirement and health care programs, and other products and services provided directly to worksite employees. At June 30, 2000, ESI serviced approximately 1,859 client companies with approximately 32,727 worksite employees in 45 states.

The Company conducts its business on a national scale across many industries and is not concentrated to any material extent within a single local market or industry, although the transportation industry, at approximately 26%, represents the largest concentration of clients.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. Results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when purchased. All cash equivalents are invested in high quality investment grade instruments, such as certificates of deposit, at June 30, 2000 and December 31, 1999, and are stated at fair market value. Substantially all cash and cash equivalents, including restricted cash, are not insured at June 30, 2000.

INVESTMENTS AND MARKETABLE SECURITIES

At June 30, 2000, the Company maintained approximately $10.9 million of investments in its cash and cash equivalents and investments and marketable securities accounts. These securities are considered available-for-sale and, accordingly, are recorded at market value. Securities with original maturities of 90 days or less consisted of money market and mutual funds that had an estimated fair value of $10.8 million at June 30, 2000. Securities with original maturities greater than 90 days consisted of a certificate of deposit with a fair value of approximately $100,000.

RESTRICTED CASH AND INVESTMENTS

At June 30, 2000, restricted cash was $5.0 million, which represents cash collateral held for securing short-term indebtedness under a loan agreement. (See Footnote 2 - Note Payable).

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

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The computation of adjusted net loss and weighted average common and common equivalent shares used in the calculation of net loss per common share is as follows:

                                                     Quarter ended June 30,
                                   ------------------------------------------------------------
                                              2000                             1999
                                   ----------------------------    ----------------------------
(In thousands of dollars, except
share and per share data)             Basic          Diluted          Basic          Diluted
                                   ------------    ------------    ------------    ------------
Weighted average of
common shares outstanding            40,433,598      40,433,598      33,266,969      33,266,969

Dilutive effect of options
and warrants outstanding                     --              --              --              --
                                   ------------    ------------    ------------    ------------
Weighted average of
common and common
equivalent shares                    40,433,598      40,433,598      33,266,969      33,266,969
                                   ============    ============    ============    ============

Net loss                           $     (8,602)   $     (8,602)   $     (3,436)   $     (3,436)

Adjustments to net loss                      --              --              --              --
                                   ------------    ------------    ------------    ------------
Adjusted net loss for
purposes of the income per
common share calculation           $     (8,602)   $     (8,602)   $     (3,436)   $     (3,436)
                                   ============    ============    ============    ============
Net loss per common and
common equivalent share            $       (.21)   $       (.21)   $      (0.10)   $      (0.10)
                                   ============    ============    ============    ============

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------


                                                    Six months ended June 30,
                                   ------------------------------------------------------------
                                              2000                             1999
                                   ----------------------------    ----------------------------
(In thousands of dollars, except
share and per share data)             Basic          Diluted          Basic          Diluted
                                   ------------    ------------    ------------    ------------
Weighted average of
common shares outstanding            40,426,309      40,426,309      32,846,452      32,846,452

Dilutive effect of options
and warrants outstanding                     --              --              --              --
                                   ------------    ------------    ------------    ------------
Weighted average of
common and common
equivalent shares                    40,426,309      40,426,309      32,846,452      32,846,452
                                   ============    ============    ============    ============

Net loss                           $    (14,155)   $    (14,155)   $     (6,897)   $     (6,897)

Adjustments to net loss                      --              --              --              --
                                   ------------    ------------    ------------    ------------
Adjusted net loss for
purposes of the income per
common share calculation           $    (14,155)   $    (14,155)   $     (6,897)   $     (6,897)
                                   ============    ============    ============    ============
Net loss per common and
common equivalent share            $       (.35)   $       (.35)   $      (0.21)   $      (0.21)
                                   ============    ============    ============    ============

The calculation of weighted average common and common equivalent shares for purposes of calculating the June 30, 2000 diluted earnings per share, excludes approximately 438,463 weighted average shares of options, warrants, and contingently issuable shares computed under the treasury stock method, as their effects would be anti-dilutive.

(2) NOTE PAYABLE:

On October 26, 1999 the Company entered into a loan and security agreement (the "Loan Agreement") with Foothill Capital Corporation and Ableco Finance LLC (the "Lenders") providing for a term loan of $10 million at an initial interest rate of 13.5% and a revolving loan (based on eligible accounts receivable) to a maximum of $10 million (including letters of credit drawn thereunder) at an interest rate of prime plus 2%. The Company received the proceeds of the term loan on October 29, 1999. The Company does not currently intend to draw on the revolving loan facility except as security for various letters of credit ($5.4 million at June 30, 2000). The Company paid a closing fee of $800,000 and will pay a commitment fee of 50 basis points on the unused portion of the revolving line, as well as letter of credit fees of 2.0%. If the term loan then remains outstanding, the interest rate thereon increases by 25 basis points per month beginning on July 29, 2000 and a fee of $100,000 is payable on July 29, 2000 and on October 29, 2000. (The interest rate applicable to the term loan and the letter of credit commitment fee have been changed by agreement of the parties; see discussion below.) The Loan Agreement matures on January 1, 2001. The principal loan covenants are as follows: tangible net worth of ($72,390,000) at December 31, 1999, ($71,320,000) at March 31, 2000, ($70,220,000) at June 30,
2000,  ($68,270,000)  at September  30, 2000 and  ($66,090,000)  at December 31,
2000; and EBITDA (as defined) of $1,230,000 at December 31, 1999,  $2,560,000 at
March 31, 2000,  $2,780,000  at June 30, 2000,  $3,410,000 at September 30, 2000
and $3,770,000 at December 31, 2000. The Loan Agreement also includes covenants relating to capital expenditure limits and worksite employee headcount and average gross margin requirements. The Loan Agreement further contains, among other limitations, restrictions on mergers or the sale of significant assets or use of the proceeds thereof, investments and business acquisitions, and additional indebtedness or liens. The Loan Agreement includes certain other customary covenants, and is secured by substantially all of the Company's assets (including pledges of the stock of the Company's subsidiaries and control agreements over substantially all of the Company's cash accounts). The Company was not in compliance with one or more of the covenants set forth above commencing as of March 31, 2000 and has therefore classified the debt obligation as a current liability. The Company has also classified the 10% Senior Notes due 2004 as a current note payable obligation. See Note 3.

The Company and the Lenders entered into a Waiver and Amendment Agreement dated as of July 6, 2000, under which the Lenders waived any rights and remedies available for defaults under designated covenants with respect to which the Company was then in default. The annual interest rate on the term loan was increased to 15.5% effective April 30, 2000, increasing by 25 basis points per

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

month beginning on September 1, 2000 so long as any portion of the term loan remains outstanding. The fee payable for undrawn letters of credit was increased to 6% per annum. As additional security, the Company agreed to deposit $5 million in a deposit account subject to a control agreement in form satisfactory to the Lenders, and to deposit an additional $1 million in such account on August 1, 2000 and on the first day of each month thereafter so long as any amounts remain owing to the Lenders.

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

The Company is engaged in negotiations with the holders of these Notes. In connection with the negotiations, the Company's Board of Directors elected to withhold the $4.25 million semi-annual interest payment due April 15, 2000. Under the terms of the Indenture pursuant to which the Notes were issued, such withholding of interest constituted an Event of Default (as defined in the Indenture) upon the expiration of a 30-day grace period on May 17, 2000. The Company has received a written agreement from the holders of the Notes under which the holders have agreed to forbear from exercising their rights and remedies through the first to occur of August 30, 2000 or the occurrence of a new default. While the Company anticipates that it will receive an additional waiver if discussions with the holders are not completed at the expiration of the forbearance agreement, there can be no assurance that an additional waiver can be obtained. The Company has classified the debt obligation as a current liability.

The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned current and future subsidiaries. The Company's wholly-owned insurance subsidiary, which is a non-guarantor subsidiary, is subject to certain statutory and contractual restrictions which limit its ability to pay dividends or make loans to the Company or other subsidiaries. The financial statements presented below include the separate or combined financial position as of June 30, 2000 and December 31, 1999, and the results of operations and cash flows for each of the quarters ended June 30, 2000 and June 30, 1999, of Employee Solutions, Inc. (Parent), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors).

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

BALANCE SHEETS

                                                                     June 30, 2000
                                             --------------------------------------------------------------
                                                                         Non-
(In thousands of dollars)                     Parent     Guarantors   Guarantors   Eliminating  Consolidated
                                             ---------    ---------    ---------    ---------     ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                    $  10,185    $   2,699    $   3,416    $      --     $  16,300
Investments and marketable securities              100           --           --           --           100
Restricted cash and investments                  5,000           --           --           --         5,000
Accounts receivable, net                         9,106       21,825          606           --        31,537
Receivables from insurance companies                --           --        6,925           --         6,925
Prepaid expenses and deposits                    4,623           56           20           --         4,699
Income taxes receivable                             --           --           --           --            --
Deferred income taxes                               --           --           --           --            --
Due from affiliates                              8,338        2,673       (7,237)      (3,774)           --
                                             ---------    ---------    ---------    ---------     ---------
        Total current assets                    37,352       27,253        3,730       (3,774)       64,561

Property plant and equipment, net                3,392          234            6           --         3,632
Deferred income taxes                               --           --           --           --            --
Goodwill and other assets, net                   8,749       26,479           (2)          --        35,226
Investment in subsidiaries                      48,384           --           --      (48,384)           --
                                             ---------    ---------    ---------    ---------     ---------
        Total assets                         $  97,877    $  53,966    $   3,734    $ (52,158)    $ 103,419
                                             =========    =========    =========    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank overdrafts                              $   2,005    $   1,268    $      --    $      --     $   3,273
Accrued salaries, wages and payroll taxes        5,432       14,001          309           --        19,742
Accounts payable                                   375          957        4,200           --         5,532
Accrued workers' compensation
    and health insurance                            27          571        6,909           --         7,507
Income taxes payable                               368          (50)          (2)          --           316
Other accrued expenses                          10,429          942        3,159           --        14,530
Short-term debt                                 95,000           --           --           --        95,000
Due to affiliates                               26,022        5,204      (27,452)      (3,774)           --
                                             ---------    ---------    ---------    ---------     ---------
        Total current liabilities              139,658       22,893      (12,877)      (3,774)      145,900
                                             ---------    ---------    ---------    ---------     ---------
Deferred income taxes                               --           --           --           --            --
                                             ---------    ---------    ---------    ---------     ---------
Long-term debt                                      --           --           --           --            --
                                             ---------    ---------    ---------    ---------     ---------
Other long-term liabilities                        374           --           --           --           374
                                             ---------    ---------    ---------    ---------     ---------
STOCKHOLDERS' EQUITY
Class A convertible preferred stock                 --           --           --           --            --
Common stock, no par value                      41,525        2,622          771       (3,393)       41,525
Common stock to be issued                        5,922           --           --           --         5,922
Additional paid in capital                          --       26,342           50      (26,392)           --
(Accumulated deficit) retained earnings        (90,302)       2,809       15,790      (18,599)      (90,302)
Unrealized gain on investment securities            --           --           --           --            --
                                             ---------    ---------    ---------    ---------     ---------
Total stockholders' equity                     (42,855)      31,773       16,611      (48,384)      (42,855)
                                             ---------    ---------    ---------    ---------     ---------
Total liabilities and stockholders' equity   $  97,177    $  54,666    $   3,734    $ (52,158)    $ 103,419
                                             =========    =========    =========    =========     =========

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

BALANCE SHEETS

(In thousands of dollars)                                            For the Year Ended December 31, 1999
                                                       --------------------------------------------------------------
                                                                                   Non-
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
                                                       =========    =========    =========    =========     =========

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS

                                              For the Quarter Ended June 30, 2000
                                 ---------------------------------------------------------------
                                                             Non-
(In thousands of dollars)         Parent     Guarantors   Guarantors   Eliminating   Consolidated
                                 ---------    ---------    ---------    ---------      ---------
Revenues                         $  43,958    $ 130,931    $   3,994    $      --      $ 178,883
                                 ---------    ---------    ---------    ---------      ---------
Cost of revenues:
Salaries and wages of
    worksite employees              37,216      110,298        3,387           --        150,901
Healthcare and workers'
    compensation                     2,839        7,644         (640)          --          9,843
Payroll and employment taxes         2,913        8,490          285           --         11,688
                                 ---------    ---------    ---------    ---------      ---------
    Cost of revenues                42,968      126,432        3,032           --        172,432
                                 ---------    ---------    ---------    ---------      ---------
    Gross profit                       990        4,499          962           --          6,451

Selling, general and
    administrative expenses          8,331        2,960           20           --         11,311
Depreciation and amortization          965          318           16           --          1,299
                                 ---------    ---------    ---------    ---------      ---------
Income (loss) from operations       (8,306)       1,221          926           --         (6,159)

Other income (expense):
Interest income                        174           28           38           --            240
Interest expense and other          (2,690)           7           --           --         (2,683)
                                 ---------    ---------    ---------    ---------      ---------
Income (loss) before provision
    for income taxes               (10,822)       1,256          964           --         (8,602)

Income tax provision (benefit)          --           --           --           --             --
                                 ---------    ---------    ---------    ---------      ---------
                                   (10,822)       1,256          964           --         (8,602)
Income from wholly-owned
    subsidiaries                     2,220           --           --       (2,220)            --
                                 ---------    ---------    ---------    ---------      ---------
Net income (loss)                $  (8,602)   $   1,256    $     964    $  (2,220)     $  (8,602)
                                 =========    =========    =========    =========      =========

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS

                                              For the Quarter Ended June 30, 1999
                                 ---------------------------------------------------------------
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
                                 =========    =========    =========    =========      =========

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS

                                            For the Six Months Ended June 30, 2000
                                 --------------------------------------------------------------
                                                             Non-
(In thousands of dollars)         Parent     Guarantors   Guarantors   Eliminating  Consolidated
                                 ---------    ---------    ---------    ---------     ---------
Revenues                         $  85,789    $ 274,751    $   8,824    $      --     $ 369,364
                                 ---------    ---------    ---------    ---------     ---------
Cost of revenues:
Salaries and wages of
    worksite employees              72,102      230,239        7,514           --       309,855
Healthcare and workers'
    compensation                     5,513       16,456       (1,192)          --        20,777
Payroll and employment taxes         6,200       19,168          706           --        26,074
                                 ---------    ---------    ---------    ---------     ---------
    Cost of revenues                83,815      265,863        7,028           --       356,706
                                 ---------    ---------    ---------    ---------     ---------
    Gross profit                     1,974        8,888        1,796           --        12,658

Selling, general and
    administrative expenses         14,253        5,317           47           --        19,617
Depreciation and amortization        1,934          634           17           --         2,585
                                 ---------    ---------    ---------    ---------     ---------
Income (loss) from operations      (14,213)       2,937        1,732           --        (9,544)

Other income (expense):
Interest income                        446           41           93           --           580
Interest expense                    (5,200)          (4)          --           --        (5,204)
Other income (expense)                  --           13           --           --            13
                                 ---------    ---------    ---------    ---------     ---------
Income (loss) before provision
    for income taxes               (18,967)       2,987        1,825           --       (14,155)

Income tax provision (benefit)          --           --           --           --            --
                                 ---------    ---------    ---------    ---------     ---------
                                   (18,967)       2,987        1,825           --            --
Income from wholly-owned
    subsidiaries                     4,812           --           --       (4,812)           --
                                 ---------    ---------    ---------    ---------     ---------
Net income (loss)                $ (14,155)   $   2,987    $   1,825    $  (4,812)    $ (14,155)
                                 =========    =========    =========    =========     =========

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS

                                            For the Six Months Ended June 30, 1999
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
                                 =========    =========    =========    =========     =========

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS

                                                    For the Six Months Ended June 30, 2000
                                           ----------------------------------------------------------
                                                                     Non-
(In thousands of dollars)                   Parent    Guarantors  Guarantors  Eliminating  Consolidated
                                           --------    --------    --------     --------     --------
RECONCILIATION OF NET LOSS TO
   NET CASH USED IN OPERATING
   ACTIVITIES:
Net income (loss)                          $(14,155)   $  2,987    $  1,825     $ (4,812)    $(14,155)
                                           --------    --------    --------     --------     --------
ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:
Depreciation and amortization                 1,934         634          17           --        2,585
Increase (decrease) in accounts
     receivable, net                          5,134       1,687         (62)          --        6,759
Increase in insurance
    company receivable                           --          --        (307)          --         (307)
(Increase) decrease in prepaid
     expenses and deposits                   (3,601)          8         (19)          --       (3,612)
(Increase) decrease in other assets              61          (2)        (12)          --           47
Increase (decrease) from inter-
    company transactions                      4,008      (6,126)     (2,694)       4,812           --
Increase (decrease) in accrued salaries,
    wages, and payroll taxes                   (175)    (11,275)         17           --      (11,433)
Increase (decrease) in accrued workers'
    compensation and health insurance            22        (382)        679           --          319
Increase in accounts payable                   (591)       (194)         93           --         (692)
(Decrease) increase in income taxes payable     (53)          6          --           --          (47)
Increase in other long-term debt                 27          --          --           --           27
Increase (decrease) in other accrued
  expenses                                    5,815         (34)        465           --        6,246
                                           --------    --------    --------     --------     --------
                                             12,581     (15,678)     (1,823)       4,812         (108)
                                           --------    --------    --------     --------     --------
        Net cash (used in) provided
           by operating activities           (1,574)    (12,691)          2           --      (14,263)
                                           --------    --------    --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment             (200)        (26)         --           --         (226)
Business acquisitions                            --          --          --           --           --
Purchase of investments, net                     --          --          --           --           --
Change in restricted accounts, net           (4,000)         --          --           --       (4,000)
Disbursements for deferred costs                 --          --          --           --           --
                                           --------    --------    --------     --------     --------
        Net cash used in investing
        activities                           (4,200)        (26)         --           --       (4,226)
                                           --------    --------    --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock           26          --          --           --           26
Payment of deferred loan costs                  (52)         --          --           --          (52)
Decrease in bank overdraft                     (467)      1,268          --           --          801
                                           --------    --------    --------     --------     --------
        Net cash used in financing
        activities                             (493)      1,268          --           --          775
                                           --------    --------    --------     --------     --------
Net decrease in cash and cash
    equivalents                              (6,267)    (11,449)          2           --      (17,714)

CASH AND CASH EQUIVALENTS,
    beginning of period                      16,452      14,148       3,414           --       34,014
                                           --------    --------    --------     --------     --------
CASH AND CASH EQUIVALENTS,
    end of period                          $ 10,185    $  2,699    $  3,416     $     --     $ 16,300
                                           ========    ========    ========     ========     ========

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS

                                                       For the Six Months Ended June 30, 1999
                                              ----------------------------------------------------------
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
                                              ========    ========    ========     ========     ========

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

(4) SEGMENT INFORMATION

The Company, in relation to SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information," has defined the following three reportable segments: Core PEO services, Logistics Personnel Corp. and TEAM Services.

The Company, through its Core PEO segment, provides a full-range of services and products to its customers. Typically, ESI becomes the "employer of record" for the client company's employees and provides payroll administration, workers' compensation insurance and risk management administration, human resources administration and benefits programs. Additionally, other products and services are offered directly to worksite employees, such as employee payroll deduction programs for disability and specialty health insurance and other personal financial services.

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

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

Information concerning revenue, gross profit and assets by business segment was as follows (in thousands):

                                              QUARTER ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                              ----------------------    ----------------------
                                                2000         1999         2000         1999
                                              ---------    ---------    ---------    ---------
Revenue
   Core PEO                                   $ 106,063    $ 136,085    $ 216,029    $ 278,176
   US Xpress                                         --           --           --           --
   LPC                                           25,080       28,067       51,683       53,427
   TEAM                                          47,740       41,936      101,652       73,395
                                              ---------    ---------    ---------    ---------
   Consolidated Total                           178,883      206,088      369,364      404,998
                                              ---------    ---------    ---------    ---------
Gross Profit
   Core PEO                                       3,859        5,904        7,366       11,127
   US Xpress                                         --           --           --           --
   LPC                                            1,941        2,155        3,998        4,184
   TEAM                                             651          516        1,294        1,001
                                              ---------    ---------    ---------    ---------
   Total                                          6,451        8,575       12,658       16,312
Selling, General and Administrative Expense      11,311        8,872       19,617       16,384
Depreciation and Amortization                     1,299        1,673        2,585        3,340
                                              ---------    ---------    ---------    ---------
Loss from Operations                             (6,159)      (1,970)      (9,544)      (3,412)
                                              ---------    ---------    ---------    ---------
Other Income (expense)
   Interest income                                  240          523          580          767
   Interest expense                              (2,692)      (2,002)      (5,204)      (4,288)
   Other                                              9           13           13           36
                                              ---------    ---------    ---------    ---------
Loss before tax benefit                          (8,602)      (3,436)     (14,155)      (6,897)
Income tax benefit                                   --           --           --           --
                                              ---------    ---------    ---------    ---------
Net loss                                      $  (8,602)   $  (3,436)   $ (14,155)   $  (6,897)
                                              =========    =========    =========    =========
Depreciation and Amortization
   Core PEO                                   $   1,025    $   1,392    $   2,038    $   2,778
   LPC                                              241          245          482          491
   TEAM                                              33           36           65           71
                                              ---------    ---------    ---------    ---------
   Consolidated Total                         $   1,299    $   1,673    $   2,585    $   3,340
                                              =========    =========    =========    =========

                                               JUNE 30,                             DECEMBER 30,
                                                2000                                   1999
                                              ---------                              ---------
Total assets
   Core PEO                                   $  60,134                              $  65,447
   LPC                                           32,336                                 34,976
   TEAM                                          10,949                                 21,904
                                              ---------                              ---------
   Consolidated Total                         $ 103,419                              $ 122,327
                                              =========                              =========

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

(5) CONTINGENCIES:

The Company initiated an arbitration proceeding and related suit in November 1999 in the United States District Court for the District of Arizona seeking to enjoin a former executive officer and director of the Company from violating a noncompetition agreement and to collect a promissory note from the defendant in the amount of $350,000. Various counterclaims were filed against the Company. In May 2000, the parties reached a verbal settlement agreement whereby the former officer agreed to pay the Company a confidential amount in exchange for a release of the officer from his noncompetition agreement and dismissal of the Company's claims. The parties subsequently executed a formal settlement agreement, and the arbitration and related litigation have been dismissed.

The Company has received a letter from the Arizona Department of Economic Security indicating that the Company has been assigned a higher state unemployment tax rate for calendar year 1994 than the Company believes it is entitled. In consultation with legal counsel the Company believes that based on Arizona Revised Statutes it is entitled to the lower rate. If it was ultimately determined that the higher rate applies, the Company would owe $500,000 (before interest and the income tax effect) more than is reflected in the Company's financial statements. As of June 30, 2000, the compounded interest totaled approximately $345,000.

The Company was named as a defendant in an action filed by James E. Gorman in Arizona Superior Court in August 1999 alleging breach of contract, fraud, defamation and related matters in connection with the termination of Mr. Gorman as the Company's president and chief executive officer in April 1999. The parties have entered into a settlement agreement and the litigation has been dismissed.

International Color Services, L.L.C. filed for arbitration in December 1998 alleging breach of contract regarding fee issues under the PEO service agreement between the parties. Plaintiff seeks damages of over $500,000 (recently increased by plaintiff to over $1 million) plus attorneys' fees and costs and unspecified punitive damages. The Company is contesting the claim vigorously. The matter has been set for trial in September 2000.

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

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

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

In periods from and after January 1, 1998, workers' compensation liabilities are fully insured under a guaranteed cost policy, subject to limited exceptions described below. Accordingly, workers' compensation expense includes premiums paid to the Company's third party insurance carriers for workers' compensation insurance. Workers' compensation expense also includes the cost of a defined portfolio of stand-alone policies in place at December 31, 1997 which policies expired at various dates during 1998 and as to which the Company retains liability of $250,000 per occurrence plus costs as described in the following paragraph; and costs under the Company's self-insurance program in Ohio, with respect to which the Company retains liability of $50,000 per occurrence.

With respect to the Ohio and defined portfolio of stand-alone policies, the Company's accrued workers' compensation reserves are primarily based on industry-wide data, and to a lesser extent, the Company's past claims experience up to the retained limits. The liability recorded may be more or less than the actual amount of the claims when they are submitted and paid. Changes in the

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

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

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS--
QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

                                          Quarter Ended June 30,            Six Months Ended June 30,
                                      -------------------------------    -------------------------------
                                                  Percent                            Percent
(In thousands of dollars)               2000      Change      1999         2000      Change      1999
                                      ---------   -------   ---------    ---------   -------   ---------
Revenues                              $ 178,883     (13)    $ 206,088    $ 369,364      (9)    $ 404,998
Cost of revenues                        172,432     (13)      197,513      356,706      (8)      388,686
Gross profit                              6,451     (25)        8,575       12,658     (22)       16,312
Selling, general and administrative      11,311      27         8,872       19,617      20        16,384
Depreciation and amortization             1,299     (22)        1,673        2,585     (23)        3,340
Interest income                             240     (54)          523          580     (24)          767
Interest expense                          2,692      34         2,002        5,204      21         4,288
Net loss                                 (8,602)    150        (3,436)     (14,155)    105        (6,897)

REVENUES

Revenues decreased to $178.9 million for the quarter ended June 30, 2000 from $206.1 million for the quarter ended June 30, 1999, a decrease of 13%. For the six months ended June 30, 2000, revenue was $369.4 million compared to $405.0 million for the six months ended June 30, 1999, a decrease of 9%. The number of worksite employees decreased to approximately 32,727 covering approximately 1,859 client companies at June 30, 2000 from approximately 38,100 covering 2,000 client companies at June 30, 1999. The Company's 2000 operating plan depends in significant part upon achieving revenue growth through internal sales and on the reduction of customer attrition. The Company's efforts to achieve revenue growth and reduce attrition have been materially adversely affected by the market's current negative perception of the Company's financial stability. The Company anticipates that this effect will continue unless and until negotiations with respect to the Notes are concluded successfully.

COST OF REVENUES

Cost of revenues decreased 13% to $172.4 million in the quarter ended June 30, 2000 from $197.5 million for the quarter ended June 30, 1999. For the six-month period ended June 30, 2000, the cost of revenues was $356.7 million, a decrease of 8% over the $388.7 million for the six-month period ended June 30, 1999. This decrease was caused primarily by the reduction in internal sales offset by increased customer attrition.

GROSS PROFIT

The Company's gross profit margin decreased to 3.6% in the quarter ended June 30, 2000 from 4.2% in the quarter ended June 30, 1999. For the six-month period ended June 30, 2000, the gross profit margin was 3.4% compared to 4.0% for the same period in 1999. This decrease was attributable primarily to a reduction in the proportion of gross profit derived from driver leasing services which have higher margins, relative to the same period in 1999. Additional factors contributing to this decline were the loss of certain higher margin customers, and increased medical and workers' compensation costs beginning in 2000 that the Company has been in part unable to pass through to its customers due to competitive factors.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the quarter ended June 30, 2000 increased approximately $2.4 million to $11.3 million, or 28%, from $8.9 million for the quarter ended June 30, 1999. For the six month periods ended June 30, 2000 and 1999, respectively, selling, general and administrative expenses were $19.6 million and $16.3 million, a 20% increase. Included in the six months ended June 30, 2000 were approximately $1.2 million of legal and professional fees attributable to the Company's restructuring efforts, $550,000 for various litigation matters and $2.3 million of bad debts.

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

DEPRECIATION AND AMORTIZATION

Depreciation and amortization represents depreciation of property and equipment and amortization of organizational costs, customer lists and goodwill. For the quarter ended June 30, 2000, depreciation and amortization expense totaled $1.3 million compared to $1.7 million for the quarter ended June 30, 1999. Total depreciation and amortization expense for the six months ended June 30, 2000 was $2.6 compared to $3.3 million for the six-month period ended June 30, 1999. The decrease is primarily due to the goodwill impairment charge which was recorded during the fourth quarter of 1999, which has reduced the amount of goodwill being amortized for previous acquisitions on a prospective basis.

INTEREST

Interest expense for the quarter ended June 30, 2000 totaled $2.7 million compared to $2.0 million for the quarter ended June 30, 1999. For the six-month periods ended June 30, 2000 and 1999, interest expense totaled $5.2 million and
4.3 million respectively. The increase is primarily the result of interest expense charged on the Loan Agreement, under which the Company borrowed $10.0 million at an initial interest rate of 13.5% and has paid certain other fees and expenses. The interest rate has been increased to 15.5% effective April 30, 2000, with additional monthly increases of 25 basis points commencing September 1, 2000 for so long as amounts remain outstanding. (SEE FOOTNOTE 2- NOTE PAYABLE AND "OUTLOOK: ISSUES AND RISKS - FUTURE CAPITAL AND LIQUIDITY NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING; NONCOMPLIANCE WITH LOAN AGREEMENT" for additional information concerning the loan agreement).

EFFECTIVE TAX RATE

The Company's effective tax rate provides for federal, state and local income taxes. As of June 30, 2000, the Company has incurred losses in excess of what can be carried back and applied against prior years' income to generate federal income tax refunds. The remaining operating loss will be available for carry-forward benefit only to the extent of any subsequently generated taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company defines liquidity as the ability to mobilize cash to meet operating and capital needs. The Company's primary use of cash in the six months ended June 30, 2000 was for operating activities. The Company's liquidity position was materially reduced due to the use of cash during the first six months of 2000.

Cash used in operating activities was $14.3 million during the first six months of 2000 compared to cash used in operating activities of $14.5 million during the comparable period in 1999. The Company's primary use of cash in the six months ended June 30, 2000 was for the payment customer payrolls, payroll taxes, interest, legal and professional fees, other operating activities, and the payment of prepaid workers' compensation premiums under the Company's guaranteed cost policy. Operating cash flows are derived from customers for PEO services rendered by the Company. Payments from PEO customers typically are received on or within a few days of the date on which payroll checks are delivered to customers, and cover the cost of the payroll, payroll taxes, insurance, other benefit costs and the Company's administration fee. The Company's TEAM Services and LPC operations extend credit terms generally from 15 to 45 days as is customary in their respective market segments.

Cash used in investing activities was $4.2 million during the first six months of 2000, compared to $2.6 million of cash provided by investing activities during the comparable prior year period. Included in investing activities in 2000 is the increase of $4.0 million in restricted cash, which represents cash pledged for security purposes under the Company's short-term Loan Agreement. At June 30, 2000 the Company had $5 million held in restricted cash, and will be required to increase the security deposit by an additional $1 million on August 1, 2000 and on the first day of each month thereafter so long as any amounts remain owing to the Lenders.

For the six months ended June 30, 2000 and 1999, capital expenditures were $226,000 and $128,000, respectively. Capital expenditures in 2000 consisted primarily of software development cost to enhance the Company's data processing capabilities and to support the increased use of the Internet by customers to transfer payroll information to the Company for processing. Although the Company continuously reviews its capital expenditure needs, management expects that 2000 capital expenditures will continue at a level comparable to the first half of the year.

Cash provided by financing activities was $775,000 for the six months ended June 30, 2000 compared to cash used by financing activities of $13.2 million for the same period in 1999. Cash provided in 2000 was primarily due to an increase in

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

bank overdrafts compared to a reduction of bank overdrafts during the same period in 1999. These bank overdrafts represent outstanding checks in excess of the cash recorded on the Company's books for specific bank accounts and generally represent timing differences between the transfer of funds between banks, and do not represent actual bank overdrafts of collected funds held at banks which is available for the payment of payroll obligations. For further information concerning the Company's liquidity and capital resources, see "OUTLOOK; ISSUES AND RISKS," immediately below.

OUTLOOK: ISSUES AND RISKS

The following issues and risks, among others (including those discussed elsewhere herein), should also be considered in evaluating the Company's outlook.

SUBSTANTIAL LEVERAGE; NEGOTIATIONS WITH HOLDERS OF INDEBTEDNESS; POTENTIAL SUBSTANTIAL DILUTION OF COMMON STOCKHOLDERS

The Company has incurred significant debt primarily in connection with the October 1997 issuance of its $85 million 10% Senior Notes due 2004 (the "Notes") and a secured loan facility obtained in October 1999 (the "Loan Agreement"). At June 30, 2000, the Company had outstanding indebtedness of $10.0 million under the Loan Agreement (not including letters of credit drawn thereunder in the amount of $5.4 million), outstanding senior indebtedness of $85.0 million and a deficit in stockholders' equity of approximately $42.6 million. The Company believes that it currently is leveraged to a significantly greater extent than any of its principal competitors.

In an effort to improve cash flows and reduce the Company's indebtedness, the Company has been engaged in negotiations with the holders of the Notes (the "Noteholders"). The Company is seeking to negotiate the reduction or elimination of the outstanding principal amount of the Notes and accrued interest thereon in exchange for the issuance of shares of its equity securities. If the Company is able to reach agreement upon such a transaction, the Company anticipates that the percentage ownership of the then current shareholders of the Company will be materially reduced, and the equity securities issued to participating
Noteholders (or other sources of equity, as the case may be) also may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. While delays have been experienced, the Company continues to seek to complete such negotiations, and currently intends to submit to shareholders for approval during the third fiscal quarter a proposal relating to all or a portion of the negotiations.

There can be no assurance whether or when a satisfactory agreement can be reached with respect to the Notes. If the Company is unable to complete a satisfactory agreement , the Company will remain subject to the current principal and interest obligations (and other terms and conditions) associated with the Notes, it will not likely be able to retain certain of its key employees, and its liquidity position and ability to operate will be materially adversely affected. Among its obligations under the Notes was a regular semi-annual interest payment of $4.25 million due on April 15, 2000. In connection with the negotiations, the Company's Board of Directors elected to withhold the $4.25 million semi-annual interest payment due April 15, 2000, thereby creating a default upon the expiration of the applicable grace period on May 17, 2000. The Company has received a written agreement from the holders of the Notes under which the holders have agreed to forbear from exercising their rights and remedies relating to such default through the first to occur of August 30, 2000 or the occurrence of a new default. While the Company anticipates that it will receive an additional waiver if discussions with the holders are not completed at the expiration of the forbearance agreement, there can be no assurance that an additional waiver can be obtained. A default with respect to the Notes also constitutes a default, by virtue of cross-default provisions, under the Loan Agreement. See "FUTURE CAPITAL AND LIQUIDITY NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING; NONCOMPLIANCE WITH LOAN AGREEMENT."

FUTURE CAPITAL AND LIQUIDITY NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING; NONCOMPLIANCE WITH LOAN AGREEMENT

If a satisfactory agreement with respect to the Notes can be reached (see "SUBSTANTIAL LEVERAGE; NEGOTIATIONS WITH HOLDERS OF INDEBTEDNESS; POTENTIAL SUBSTANTIAL DILUTION OF COMMON STOCKHOLDERS," above), management believes that, based on its 2000 operating plan and subject to the discussion herein concerning the Loan Agreement, cash flow from operations and other available cash will be adequate to meet the Company's anticipated future requirements for working capital expenditures, scheduled lease payments and scheduled payments of interest on its remaining indebtedness. The Company will need to raise additional funds through public or private debt or equity financing if satisfactory arrangements cannot be reached with its principal lenders, the revenue and cash flow elements of its 2000 operating plan are not met, or to deal with unanticipated cash requirements, such as adverse litigation outcomes or material customer payment defaults. For a discussion of risks associated with the Company's 2000 operating plan, see "IMPLEMENTATION OF OPERATING PLAN; CUSTOMER ATTRITION." If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current shareholders of the Company will be materially reduced, and such equity securities may have

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's business, operating results, financial condition and ability to operate will be materially adversely affected.

The Company has not been in compliance with one or more of the covenants set forth in the Loan Agreement commencing as of March 31, 2000. The Company recently received a waiver of such noncompliance in exchange for its agreement to provide additional cash collateral and pay an increased interest rate and certain additional fees. There can be no assurance that the Company will be able to obtain additional waivers in the event of future defaults, if any. The Company is actively seeking a replacement financing source. Unless satisfactory refinancing arrangements can be made, of which there can be no assurance, the Company's financial condition and ability to operate will be materially adversely affected if the lenders under the Loan Agreement accelerate the Company's obligations under the Loan Agreement as a result of defaults or otherwise or at the Loan Agreement's maturity date (January 1, 2001). At June 30, 2000, the Company had outstanding indebtedness of $10.0 million under the Loan Agreement (not including letters of credit drawn thereunder in the amount of $5.4 million).

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

The degree to which the Company is leveraged has important consequences, including, but not limited to, the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to debt service, including repayment of principal, and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future could be limited; and (iii) the Loan Agreement and Notes indenture contain financial and restrictive covenants that limit the ability of the Company to, among other things, borrow additional funds. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company's liquidity position, business and financial performance.

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

The Company's 2000 operating plan also depends on a significant reduction of customer attrition. The Company experienced significant attrition in 1999, resulting in a net reduction of approximately 5,900 worksite employees during the year. First half 2000 attrition was an approximate net 3,200 worksite employees. While a portion of this attrition resulted from the Company's proactive elimination of unprofitable or high-risk customers, the Company also experienced attrition based on violation of noncompetition agreements by former salespersons and other factors. The Company's 2000 operating plan includes continuing improvements in customer service functions intended to reduce attrition, and the Company is aggressively seeking to enforce its noncompetition agreements. There can be no assurance that customer retention can be materially improved. The Company's efforts to achieve revenue growth and reduce attrition have been materially adversely affected by the market's current negative perception of the Company's financial stability, and the Company anticipates that this effect will continue unless and until negotiations with respect to the Notes are concluded successfully.

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

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

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

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

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

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

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

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of its investments and marketable securities that are classified as AVAILABLE-FOR-SALE marketable securities. Cash equivalent short-term investments consist primarily of high quality investment grade instruments, such as certificates of deposit, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. The available-for-sale marketable securities are subject to interest rate risk because these securities generally include financial instruments, such as certificates of deposit, that have an original maturity of greater than 90 days. Because these instruments are considered highly liquid, they are not significantly exposed to interest rate risk. However, the market values of these securities may be affected by changes in prevailing interest rates. The Company attempts to limit its exposure to interest rate risk primarily through diversification and strict adherence to the Company's investment policy. The Company's investment policy is designed to maximize interest income while preserving its principal investment.

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company initiated an arbitration proceeding and related suit in November 1999 in the United States District Court for the District of Arizona seeking to enjoin Edward L. Cain, Jr., a former executive officer and director of the Company, from violating a noncompetition agreement and to collect a promissory note from the defendant in the amount of $350,000. Various counterclaims were filed against the Company . In May 2000, the parties reached a verbal settlement agreement whereby the former officer has agreed to pay the Company a confidential amount in exchange for a release of the officer from his noncompetition agreement and dismissal of the Company's claims. The parties subsequently executed a formal settlement agreement, and the arbitration and related litigation have been dismissed.

The Company was named as a defendant in an action filed by James E. Gorman in Arizona Superior Court in August 1999 alleging breach of contract, fraud, defamation and related matters in connection with the termination of Mr. Gorman as the Company's president and chief executive officer in April 1999. The parties have entered into a settlement agreement and the litigation has been dismissed.

International Color Services, L.L.C. filed for arbitration in December 1998 alleging breach of contract regarding fee issues under the PEO service agreement between the parties. Plaintiff seeks damages of over $500,000 (recently increased by plaintiff to over $1 million) plus attorneys' fees and costs and unspecified punitive damages. The Company is contesting the claim vigorously. The matter has been set for trial in September 2000.

From time to time, the Company is named as a defendant in lawsuits in the ordinary course of business. See Part I, Item 2 - "Management's Discussion and Analysis - Outlook: Issues and Risks - Uncertainty of Extent of PEO's Liability; Government Regulation of PEOs; Credit Risks."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is engaged in negotiations with respect to its $85 million 10% Senior Notes due 2004 (the Notes). See "OUTLOOK: ISSUES AND RISKS- SUBSTANTIAL LEVERAGE; NEGOTIATIONS WITH HOLDERS OF INDEBTEDNESS; POTENTIAL SUBSTANTIAL DILUTION OF COMMON STOCKHOLDERS," which is incorporated by this reference into this Part II, Item 3. In connection with the negotiations, the Company's Board of Directors elected to withhold the $4.25 million semi-annual interest payment due April 15, 2000. Under the terms of the Indenture pursuant to which the Notes were issued, such withholding of interest constituted an Event of Default (as defined in the Indenture) upon the expiration of a 30-day grace period on May 17, 2000. The Company has received a written agreement from the holders of the Notes under which the holders have agreed to forbear from exercising their rights and remedies with regard to such default through the first to occur of August 30, 2000 or the occurrence of a new default. While the Company anticipates that it will receive an additional waiver if discussions with the holders are not completed at the expiration of the forbearance agreement, there can be no assurance that an additional waiver can be obtained.

The Company was not in compliance with one or more of the covenants set forth in a loan and security agreement (the "Loan Agreement") with Foothill Capital Corporation and Ableco Finance LLC (the "Lenders") commencing as of March 31, 2000. The Company recently received a waiver of such noncompliance in exchange for its agreement to provide additional cash collateral and pay an increased interest rate and certain additional fees. There can be no assurance that the Company will be able to obtain additional waivers in the event of future defaults, if any. The Company is actively seeking a replacement financing source. See "OUTLOOK: ISSUES AND RISKS -- FUTURE CAPITAL AND LIQUIDITY NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING; NONCOMPLIANCE WITH LOAN AGREEMENT."

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit
     Number         Description
     -------        -----------
     10.16          Standstill  Agreement  dated   as  of  May  31,  2000  among
                    Registrant, the Holders of Registrant's 10% Senior Notes and
                    Huntington National Bank, as trustee

     10.17 Second Standstill Agreement dated as of July 31, 2000 among Registrant, the Holders of Registrant's 10% Senior Notes and Huntington National Bank, as trustee

     10.18 Waiver and Amendment Agreement among Registrant, Ableco Finance LLC and Foothill Capital Corporation dated as of July 6, 2000

     27             Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     The Company filed a Report on Form 8-K dated May 3, 2000 reporting a change in the Company's certified public accountants from Arthur Andersen LLP to Ernst & Young LLP. No financial statements were filed with such Form 8-K.

EMPLOYEE SOLUTIONS, INC.                                           JUNE 30, 2000
--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EMPLOYEE SOLUTIONS, INC.


Date: August 14, 2000                   /s/ Quentin P. Smith, Jr.
      -----------------------           ----------------------------------------
                                        Quentin P. Smith, Jr.
                                        Chief Executive Officer



                                        /s/ John V. Prince
                                        ----------------------------------------
                                        John V. Prince
                                        Chief Financial Officer