Form 10-Q
period 2000-09-30
EMPLOYEE SOLUTIONS INC
filed 2000-11-14
CIK 904897

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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

                               Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
 39,284,158 Common shares, no par value were outstanding as of October 30, 2000.

================================================================================

                            EMPLOYEE SOLUTIONS, INC.

                                    FORM 10-Q

            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2000


                                      INDEX


                                                                           Page
PART I. Financial Information                                             Number

     Item 1. Financial Statements

               Consolidated Balance Sheets - September 30, 2000 and
               December 31, 1999                                               2

               Consolidated Statements of Operations for the
               Quarters and Nine Months Ended September 30, 2000 and 1999      3

               Consolidated Statement of Changes in Stockholders'
               Equity for the Nine Months Ended September 30, 2000             4

               Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 2000 and 1999                   5

               Notes to Consolidated Financial Statements                      7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        23

     Item 3. Quantitative and Qualitative Disclosure about Market Risk        33


PART II. Other Information

     Item 1. Legal Proceedings                                                34

     Item 3. Defaults Upon Senior Securities                                  34

     Item 6. Exhibits and Reports on Form 8-K                                 35

Signatures                                                                    36

ITEM 1. FINANCIAL STATEMENTS

                            EMPLOYEE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                     September 30,  December 31,
(In thousands of dollars, except share data)             2000          1999
--------------------------------------------           ---------     ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                              $  15,930     $  34,014
Investments and marketable securities                         --           100
Restricted cash and investments                               83         1,000
Accounts receivable, net                                  28,098        38,296
Receivables from insurance companies                       6,885         6,618
Prepaid expenses and deposits                              4,755         1,088
                                                       ---------     ---------
     Total current assets                                 55,751        81,116

Property and equipment, net                                3,247         4,211
Goodwill and other assets, net                            34,316        37,000
                                                       ---------     ---------
     Total assets                                      $  93,314     $ 122,327
                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Bank overdraft                                         $   3,889     $   2,472
Accrued salaries, wages and payroll taxes                 19,222        31,175
Accounts payable                                           5,379         6,224
Accrued workers' compensation and health insurance         7,944         7,188
Income taxes payable                                         287           363
Other accrued expenses                                    11,418         6,379
Interest payable                                           8,259         1,905
Note payable                                              88,000        10,000
                                                       ---------     ---------
     Total current liabilities                           144,398        65,706
                                                       ---------     ---------
Long-term debt                                                --        85,000
                                                       ---------     ---------
Other long-term liabilities                                  387           347
                                                       ---------     ---------
Commitments and contingencies

STOCKHOLDERS' (DEFICIT) EQUITY
Class A convertible preferred stock, nonvoting,
  no par value, 10,000,000 shares authorized,
  no shares issued and outstanding                            --            --
Common stock, no par value, 75,000,000 shares
  authorized, 38,433,027 shares issued and
  outstanding September 30, 2000, and 36,182,547
  shares issued and outstanding December 31, 1999         41,525        39,550
Common stock to be issued                                  5,922         7,871
Accumulated deficit                                      (98,918)      (76,147)
Cumulative unrealized net gain on
  investment securities                                       --            --
                                                       ---------     ---------
     Total stockholders' (deficit) equity                (51,471)      (28,726)
                                                       ---------     ---------
     Total liabilities and stockholders' equity        $  93,314     $ 122,327
                                                       =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Quarter ended September 30,    Nine months ended September 30,
(In thousands of dollars,                      ----------------------------    ----------------------------
except share and per share data)                   2000            1999            2000           1999
--------------------------------               ------------    ------------    ------------    ------------
Revenues                                       $    175,180    $    222,418    $    544,544    $    627,415
                                               ------------    ------------    ------------    ------------
Cost of revenues:
  Salaries and wages of worksite employees          149,705         188,702         459,560         526,970
  Healthcare and workers' compensation                9,521          11,490          30,298          33,307
  Payroll and employment taxes                        9,925          12,944          35,999          41,546
                                               ------------    ------------    ------------    ------------
     Cost of revenues                               169,151         213,136         525,857         601,823
                                               ------------    ------------    ------------    ------------
Gross profit                                          6,029           9,282          18,687          25,592

Selling, general and administrative expenses         11,037           8,821          30,654          25,205
Depreciation and amortization                         1,337           1,916           3,922           5,256
                                               ------------    ------------    ------------    ------------
     Loss from operations                            (6,345)         (1,455)        (15,889)         (4,869)

Other income (expense):
  Interest income                                       281             170             861             937
  Interest expense                                   (2,566)         (2,139)         (7,770)         (6,426)
  Other                                                  14               1              27              37
                                               ------------    ------------    ------------    ------------
Loss before provision for income taxes               (8,616)         (3,423)        (22,771)        (10,321)

Income tax benefit                                       --              --              --              --
                                               ------------    ------------    ------------    ------------
     Net loss                                  $     (8,616)   $     (3,423)   $    (22,771)   $    (10,321)
                                               ============    ============    ============    ============
Net loss per common and
  common equivalent share:
     Basic                                     $       (.21)   $       (.10)   $       (.56)   $       (.31)
     Diluted                                   $       (.21)   $       (.10)   $       (.56)   $       (.31)

Weighted average number of common and
  common equivalent shares outstanding:
     Basic                                       40,433,598      34,534,260      40,428,756      33,415,237
                                               ============    ============    ============    ============
     Diluted                                     40,433,598      34,534,260      40,428,756      33,415,237
                                               ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                               Cumulative
                                                                  Retained     Unrealized     Total
                                                   Common Stock   Earnings        Gain     Stockholders'  Comprehensive
(In thousands of dollars,                Common       To Be      Accumulated   (loss) on     (Deficit)        Income
 except share data)                       Stock       Issued      (Deficit)   Investments     Equity          (Loss)
-------------------------                --------    --------     --------      --------     --------        --------
BALANCE, December 31, 1999               $ 39,550    $  7,871     $(76,147)     $     --     $(28,726)       $     --

Issuance of  44,222 shares of common
  stock in connection with Employee
  Stock Purchase Plan                          26          --           --            --           26              --
Issuance of 2,206,258 shares of common
  stock in connection with acquisitions     1,949      (1,949)          --            --           --              --
Net loss                                       --          --      (22,771)           --      (22,771)        (22,771)
                                         --------    --------     --------      --------     --------        --------
COMPREHENSIVE LOSS                                                                                           $(22,771)
                                                                                                             ========
BALANCE, SEPTEMBER 30, 2000              $ 41,525    $  5,922     $(98,918)     $     --     $(51,471)
                                         ========    ========     ========      ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Nine months ended
                                                             September 30,
                                                        -----------------------
(In thousands of dollars)                                 2000          1999
-------------------------                               ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                            $ 554,742     $ 614,683
Cash paid to suppliers and employees                     (567,384)     (629,913)
Interest received                                             861           937
Interest paid                                              (1,389)       (4,264)
Income taxes refunded (paid), net                             (76)        4,529
                                                        ---------     ---------

     Net cash used in operating activities                (13,246)      (14,028)
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                           (246)         (381)
Business acquisitions                                          --        (5,895)
Change in investments and marketable securities               100         7,426
Decrease in restricted cash and investments                   917            88
Disbursements for deferred costs                               --          (103)
                                                        ---------     ---------

     Net cash provided by investing activities                771         1,135
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred loan costs                                (52)           --
Proceeds from issuance of common stock                         26             3
Increase (decrease) in bank overdraft and other             1,417       (13,727)
Decrease in short-term debt                                (7,000)           --
                                                        ---------     ---------

     Net cash used in financing activities                 (5,609)      (13,724)
                                                        ---------     ---------

Net decrease in cash and cash equivalents                 (18,084)      (26,617)

CASH AND CASH EQUIVALENTS, beginning of period             34,014        39,287
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, end of period                $  15,930     $  12,670
                                                        =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EMPLOYEE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                            Nine months ended
                                                               September 30,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
RECONCILIATION OF LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:
Net loss                                                   $(22,771)   $(10,321)
                                                           --------    --------
ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATING
ACTIVITIES:
Depreciation and amortization                                 3,922       5,256
Decrease (increase) in accounts receivable, net              10,198     (12,732)
(Increase) decrease in insurance company receivables           (267)        805
Increase in prepaid expenses and deposits                    (3,667)     (2,590)
Decrease (increase) in other assets                              22      (2,479)
(Decrease) increase in accrued salaries,
  wages and payroll taxes                                   (11,951)      2,237
Increase (decrease) in accrued workers'
  compensation and health insurance                             756         (75)
Increase in accounts payable, other accrued expenses
  and other long term liabilities                            10,588       1,342
Change in income taxes payable/receivable                       (76)      4,529
                                                           --------    --------
                                                              9,525      (3,707)
                                                           --------    --------

     Net cash used in operating activities                 $(13,246)   $(14,028)
                                                           ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                            EMPLOYEE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF CORPORATION

Employee Solutions, Inc. (together with its subsidiaries, "ESI" or the "Company") is a leading professional employer organization (PEO) providing employers throughout the United States with comprehensive employee payroll, human resources and benefits outsourcing services. The Company's integrated outsourcing services include payroll processing and reporting, human resources administration, employment regulatory compliance management, risk management/workers' compensation services, retirement and health care programs, and other products and services provided directly to worksite employees. At September 30, 2000, ESI serviced approximately 1,794 client companies with approximately 30,963 worksite employees in 45 states.

The Company conducts its business on a national scale across many industries and is not concentrated to any material extent within a single local market or industry, although the transportation industry, at approximately 27%, represents the largest concentration of clients.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. Results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when purchased. All cash equivalents are invested in high quality investment grade instruments, such as certificates of deposit, at September 30, 2000 and December 31, 1999, and are stated at fair market value. Substantially all cash and cash equivalents, including restricted cash, are not insured at September 30, 2000.

INVESTMENTS AND MARKETABLE SECURITIES

At September 30, 2000, the Company maintained approximately $9.3 million of investments in its cash and cash equivalents and investments and marketable securities accounts. These securities are considered available-for-sale and, accordingly, are recorded at market value. Securities with original maturities of 90 days or less consisted of money market and mutual funds that had an estimated fair value of $9.3 million at September 30, 2000.

RESTRICTED CASH AND INVESTMENTS

At September 30, 2000, restricted cash was $83 thousand, which represents cash collateral held for securing short-term indebtedness under a loan agreement. See
Note 2.

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The computation of adjusted net loss and weighted average common and common equivalent shares used in the calculation of net loss per common share is as follows:

                                                    Quarter ended September 30,
                                    ------------------------------------------------------------
                                                2000                            1999
(In thousands of dollars,           ----------------------------    ----------------------------
except share and per share data)       Basic          Diluted          Basic          Diluted
--------------------------------    ------------    ------------    ------------    ------------
Weighted average of
common shares outstanding             40,433,598      40,433,598      34,534,260      34,534,260

Dilutive effect of options
and warrants outstanding                      --              --              --              --
                                    ------------    ------------    ------------    ------------
Weighted average of
common and common
equivalent shares                     40,433,598      40,433,598      34,534,260      34,534,260
                                    ============    ============    ============    ============
Net loss                            $     (8,616)   $     (8,616)   $     (3,423)   $     (3,423)

Adjustments to net loss                       --              --              --              --
                                    ------------    ------------    ------------    ------------
Adjusted net loss for
purposes of the income per
common share calculation            $     (8,616)   $     (8,616)   $     (3,423)   $     (3,423)
                                    ============    ============    ============    ============
Net loss per common and
common equivalent share             $       (.21)   $       (.21)   $      (0.10)   $      (0.10)
                                    ============    ============    ============    ============

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                                                  Nine months ended September 30,
                                    ------------------------------------------------------------
                                                2000                            1999
(In thousands of dollars,           ----------------------------    ----------------------------
except share and per share data)       Basic          Diluted          Basic          Diluted
--------------------------------    ------------    ------------    ------------    ------------
Weighted average of
common shares outstanding             40,428,756      40,428,756      33,415,237      33,415,237

Dilutive effect of options
and warrants outstanding                      --              --              --              --
                                    ------------    ------------    ------------    ------------
Weighted average of
common and common
equivalent shares                     40,428,756      40,428,756      33,415,237      33,415,237
                                    ============    ============    ============    ============

Net loss                            $    (22,771)   $    (22,771)   $    (10,321)   $    (10,321)

Adjustments to net loss                       --              --              --              --
                                    ------------    ------------    ------------    ------------
Adjusted net loss for
purposes of the income per
common share calculation            $    (22,771)   $    (22,771)   $    (10,321)   $    (10,321)
                                    ============    ============    ============    ============
Net loss per common and
common equivalent share             $       (.56)   $       (.56)   $      (0.31)   $      (0.31)
                                    ============    ============    ============    ============

(2) NOTE PAYABLE:

On October 26, 1999 the Company entered into a loan and security agreement (as amended, the "Loan Agreement") with Foothill Capital Corporation and Ableco Finance LLC (the "Lenders") providing for a term loan of $10 million at an initial interest rate of 13.5% and a revolving loan (based on eligible accounts receivable) to a maximum of $10 million (including letters of credit drawn thereunder) at an interest rate of prime plus 2%. The Company received the proceeds of the term loan on October 29, 1999. The Company has not drawn on the revolving loan facility except as security for various letters of credit ($5.4 million at September 30, 2000). The Company paid a closing fee of $800,000 and is paying a commitment fee of 50 basis points on the unused portion of the revolving line, as well as letter of credit fees initially set at 2.0%. Because the term loan then remained outstanding, a fee of $100,000 was paid after July 29, 2000 and after October 29, 2000. The Loan Agreement matures on January 1, 2001. The principal loan covenants are as follows: tangible net worth of ($72,390,000) at December 31, 1999, ($71,320,000) at March 31, 2000,
($70,220,000)  at June  30,  2000,  ($68,270,000)  at  September  30,  2000  and
($66,090,000)  at December 31, 2000;  and EBITDA (as defined) of  $1,230,000  at
December 31, 1999,  $2,560,000  at March 31, 2000,  $2,780,000 at June 30, 2000,
$3,410,000 at September 30, 2000 and  $3,770,000 at December 31, 2000.  The Loan
Agreement also includes covenants relating to capital expenditure limits and worksite employee headcount and average gross margin requirements. The Loan Agreement further contains, among other limitations, restrictions on mergers or the sale of significant assets or use of the proceeds thereof, investments and business acquisitions, and additional indebtedness or liens. The Loan Agreement includes certain other customary covenants, and is secured by substantially all of the Company's assets (including pledges of the stock of the Company's subsidiaries and control agreements over substantially all of the Company's cash accounts). The Company has not been in compliance with one or more of the covenants set forth above commencing as of March 31, 2000 and has therefore classified the debt obligation as a current liability. The Company has also classified the 10% Senior Notes due 2004 as a current note payable obligation. See Note 3.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

The Company and the Lenders entered into a Waiver and Amendment Agreement dated as of July 6, 2000, under which the Lenders waived any rights and remedies available for defaults under designated covenants with respect to which the Company was then in default. The annual interest rate on the term loan was increased to 15.5% effective April 30, 2000, increasing by 25 basis points per month beginning on September 1, 2000 so long as any portion of the term loan remains outstanding. The fee payable for undrawn letters of credit was increased to 6% per annum. As additional security, the Company agreed to deposit $5 million in a deposit account subject to a control agreement in form satisfactory to the Lenders, and to deposit an additional $1 million in such account on August 1, 2000 and on the first day of each month thereafter so long as any amounts remain owing to the Lenders. On September 11, 2000 the Company and the Lenders signed an additional letter agreement whereby the Lenders agreed to waive all prepayment penalties upon the repayment of $7 million of the term loan, which was subsequently paid by the Company in September 2000. On September 26, 2000, an additional agreement was reached whereby the Lenders agreed to waive all future prepayment penalties on payments of $1 million each on the first day of October, November and December (constituting the remaining outstanding balance on the term loan). The Company believes that the Loan Agreement will not be renewed at its maturity date (January 1, 2001). The Company is seeking a replacement facility, though there can be no assurance that the Company will be able to obtain one.

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

The Company is engaged in negotiations with the holders of these Notes. In connection with the negotiations, the Company's Board of Directors elected to withhold the $4.25 million semi-annual interest payments due on each of April 15 and October 15, 2000. Under the terms of the Indenture pursuant to which the Notes were issued, such withholding of interest constitutes an Event of Default (as defined in the Indenture). The Company received a written agreement from the holders of the Notes under which the holders agreed to forbear from exercising their rights and remedies through the first to occur of August 30, 2000 or the occurrence of a new default. The waiver has expired, though the holders of the Notes have not sought to exercise their rights and remedies during the pendency of the negotiations between the Company and the holders of the Notes.

The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned current and future subsidiaries. The Company's wholly-owned insurance subsidiary, which is a non-guarantor subsidiary, is subject to certain statutory and contractual restrictions which limit its ability to pay dividends or make loans to the Company or other subsidiaries. The financial statements presented below include the separate or combined financial position as of September 30, 2000 and December 31, 1999, and the results of operations and cash flows for each of the quarters and nine month periods ended September 30, 2000 and September 30, 1999, of Employee Solutions, Inc. (Parent), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors).

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

BALANCE SHEETS

                                                                   September 30, 2000
                                             --------------------------------------------------------------
                                                                          Non-
(In thousands of dollars)                     Parent     Guarantors   Guarantors   Eliminating  Consolidated
-------------------------                    ---------    ---------    ---------    ---------     ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                    $   9,938    $   2,760    $   3,232    $      --     $  15,930
Investments and marketable securities               --           --           --           --            --
Restricted cash and investments                     83           --           --           --            83
Accounts receivable, net                         8,911       18,589          598           --        28,098
Receivables from insurance companies                --           --        6,885           --         6,885
Prepaid expenses and deposits                    4,653           83           19           --         4,755
Income taxes receivable                             --           --           --           --            --
Deferred income taxes                               --           --           --           --            --
Due from affiliates                              8,446        2,674       (7,346)      (3,774)           --
                                             ---------    ---------    ---------    ---------     ---------
     Total current assets                       32,031       24,106        3,388       (3,774)       55,751

Property and equipment, net                      3,021          222            4           --         3,247
Deferred income taxes                               --           --           --           --            --
Goodwill and other assets, net                   8,119       26,197           --           --        34,316
Investment in subsidiaries                      50,770           --           --      (50,770)           --
                                             ---------    ---------    ---------    ---------     ---------
     Total assets                            $  93,941    $  50,525    $   3,392    $ (54,544)    $  93,314
                                             =========    =========    =========    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdrafts                              $   1,236    $   2,653    $      --    $      --     $   3,889
Accrued salaries, wages and payroll taxes        5,326       13,616          280           --        19,222
Accounts payable                                   221          902        4,256           --         5,379
Accrued workers' compensation
  and healthcare                                     4          862        7,078           --         7,944
Income taxes payable                               359          (70)          (2)          --           287
Other accrued expenses                           6,904        1,137        3,377           --        11,418
Interest payable                                 8,259           --           --           --         8,259
Short-term debt                                 88,000           --           --           --        88,000
Due to affiliates                               34,716       (1,930)     (29,012)      (3,774)           --
                                             ---------    ---------    ---------    ---------     ---------
     Total current liabilities                 145,025       17,170      (14,023)      (3,774)      144,398
                                             ---------    ---------    ---------    ---------     ---------
Deferred income taxes                               --           --           --           --            --
                                             ---------    ---------    ---------    ---------     ---------
Long-term debt                                      --           --           --           --            --
                                             ---------    ---------    ---------    ---------     ---------
Other long-term liabilities                        387           --           --           --           387
                                             ---------    ---------    ---------    ---------     ---------
Commitments and contingencies

STOCKHOLDERS' (DEFICIT) EQUITY
Class A convertible preferred stock                 --           --           --           --            --
Common stock, no par value                      41,525        2,622          771       (3,393)       41,525
Common stock to be issued                        5,922           --           --           --         5,922
Additional paid in capital                          --       26,342           50      (26,392)           --
(Accumulated deficit) retained earnings        (98,918)       4,391       16,594      (20,985)      (98,918)
Unrealized net gain on
  investment securities                             --           --           --           --            --
                                             ---------    ---------    ---------    ---------     ---------
Total stockholders' (deficit) equity           (51,471)      33,355       17,415      (50,770)      (51,471)
                                             ---------    ---------    ---------    ---------     ---------
Total liabilities and stockholders' equity   $  93,941    $  50,525    $   3,392    $ (54,544)    $  93,314
                                             =========    =========    =========    =========     =========

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

BALANCE SHEETS

(In thousands of dollars)                                          For the Year Ended December 31, 1999
-------------------------                              --------------------------------------------------------------
                                                                                   Non-
                                                        Parent     Guarantors   Guarantors   Eliminating  Consolidated
                                                       ---------    ---------    ---------    ---------     ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                            $  16,452    $  14,148    $   3,414    $      --     $  34,014
  Investments and marketable securities                      100           --           --           --           100
  Restricted cash                                          1,000           --           --           --         1,000
  Accounts receivable, net                                14,240       23,512          544           --        38,296
  Receivables from insurance companies                        --           --        6,618           --         6,618
  Prepaid expenses and deposits                            1,023           64            1           --         1,088
  Due from affiliates                                      8,150        2,644       (7,020)      (3,774)           --
                                                       ---------    ---------    ---------    ---------     ---------
     Total current assets                                 40,965       40,368        3,557       (3,774)       81,116

  Property and equipment, net                              3,937          265            9           --         4,211
  Goodwill and other assets, net                           9,947       27,053           --           --        37,000
  Investment in subsidiaries                              42,872           --           --      (42,872)           --
                                                       ---------    ---------    ---------    ---------     ---------
     Total assets                                      $  97,721    $  67,686    $   3,566    $ (46,646)    $ 122,327
                                                       =========    =========    =========    =========     =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                       $   2,472    $      --    $      --    $      --     $   2,472
  Accrued salaries, wages and payroll taxes                5,607       25,276          292           --        31,175
  Accounts payable                                           966        1,151        4,107           --         6,224
  Accrued workers' compensation and health
  insurance                                                    5          953        6,230           --         7,188
  Income taxes payable                                       421          (56)          (2)          --           363
  Other accrued expenses                                   2,709          976        2,694           --         6,379
  Due to affiliates                                       17,015       11,300      (24,541)      (3,774)           --
  Interest payable                                         1,905           --           --           --         1,905
  Note payable                                            10,000           --           --           --        10,000
                                                       ---------    ---------    ---------    ---------     ---------
     Total current liabilities                            41,100       39,600      (11,220)      (3,774)       65,706
                                                       ---------    ---------    ---------    ---------     ---------

  Deferred income taxes                                       --           --           --           --            --
                                                       ---------    ---------    ---------    ---------     ---------
  Long-term debt                                          85,000           --           --           --        85,000
                                                       ---------    ---------    ---------    ---------     ---------
  Other long-term liabilities                                347           --           --           --           347
                                                       ---------    ---------    ---------    ---------     ---------
Commitments and contingencies

STOCKHOLDERS' (DEFICIT) EQUITY
  Class A convertible preferred stock                         --           --           --           --            --
  Common stock, no par value                              39,550        2,622          771       (3,393)       39,550
  Common stock to be issued                                7,871           --           --           --         7,871
  Additional paid in capital                                  --       26,342           50      (26,392)           --
  (Accumulated deficit) retained earnings                (76,147)        (878)      13,965      (13,087)      (76,147)
                                                       ---------    ---------    ---------    ---------     ---------
     Total stockholders' (deficit) equity                (28,726)      28,086       14,786      (42,872)      (28,726)
                                                       ---------    ---------    ---------    ---------     ---------
Total liabilities and stockholders' (deficit) equity   $  97,721    $  67,686    $   3,566    $ (46,646)    $ 122,327
                                                       =========    =========    =========    =========     =========

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS

                                           For the Quarter Ended September 30, 2000
                                 --------------------------------------------------------------
                                                             Non-
(In thousands of dollars)         Parent     Guarantors   Guarantors   Eliminating  Consolidated
-------------------------        ---------    ---------    ---------    ---------     ---------
Revenues                         $  40,563    $ 130,850    $   3,767    $      --     $ 175,180
                                 ---------    ---------    ---------    ---------     ---------
Cost of revenues:
Salaries and wages of
  worksite employees                34,433      112,053        3,219           --       149,705
Healthcare and workers'
  compensation                       3,084        6,923         (486)          --         9,521
Payroll and employment taxes         2,449        7,207          269           --         9,925
                                 ---------    ---------    ---------    ---------     ---------
  Cost of revenues                  39,966      126,183        3,002           --       169,151
                                 ---------    ---------    ---------    ---------     ---------
  Gross profit                         597        4,667          765           --         6,029

Selling, general and
  administrative expenses            8,907        2,097           33           --        11,037
Depreciation and amortization        1,020          316            1           --         1,337
                                 ---------    ---------    ---------    ---------     ---------
Income (loss) from operations       (9,330)       2,254          731           --        (6,345)

Other income (expense):
Interest income                        188           20           73           --           281
Interest expense and other          (2,560)           8           --           --        (2,552)
                                 ---------    ---------    ---------    ---------     ---------
Income (loss) before provision
  for income taxes                 (11,702)       2,282          804           --        (8,616)

Income tax provision (benefit)          --           --           --           --            --
                                 ---------    ---------    ---------    ---------     ---------
                                   (11,702)       2,282          804           --        (8,616)
Income from wholly-owned
  subsidiaries                       3,086           --           --       (3,086)           --
                                 ---------    ---------    ---------    ---------     ---------
Net income (loss)                $  (8,616)   $   2,282    $     804    $  (3,086)    $  (8,616)
                                 =========    =========    =========    =========     =========

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS

                                           For the Quarter Ended September 30, 1999
                                 --------------------------------------------------------------
                                                             Non-
(In thousands of dollars)         Parent     Guarantors   Guarantors   Eliminating  Consolidated
-------------------------        ---------    ---------    ---------    ---------     ---------
Revenues                         $  56,059    $ 160,990    $   5,369    $      --     $ 222,418
                                 ---------    ---------    ---------    ---------     ---------
Cost of revenues:
Salaries and wages of
  worksite employees                47,450      136,605        4,647           --       188,702
Healthcare and workers'
  compensation                       1,554        9,771          165           --        11,490
Payroll and employment taxes         3,677        8,882          385           --        12,944
                                 ---------    ---------    ---------    ---------     ---------
  Cost of revenues                  52,681      155,258        5,197           --       213,136
                                 ---------    ---------    ---------    ---------     ---------
  Gross profit                       3,378        5,732          172           --         9,282

Selling, general and
  administrative expenses            5,950        2,838           33           --         8,821
Intercompany selling, general
  and administrative expense            --           --           --           --            --
Depreciation and amortization        1,516          393            7           --         1,916
                                 ---------    ---------    ---------    ---------     ---------
Income (loss) from operations       (4,088)       2,501          132           --        (1,455)

Other income (expense):
Interest income                         72           65           33           --           170
Interest expense and other          (2,136)          (2)          --           --        (2,138)
                                 ---------    ---------    ---------    ---------     ---------
Income (loss) before provision
  for income taxes                  (6,152)       2,564          165           --        (3,423)

Income tax provision (benefit)          --           --           --           --            --
                                 ---------    ---------    ---------    ---------     ---------
                                    (6,152)       2,564          165           --        (3,423)
Income from wholly-owned
  subsidiaries                       2,729           --           --       (2,729)           --
                                 ---------    ---------    ---------    ---------     ---------
Net income (loss)                $  (3,423)   $   2,564    $     165    $  (2,729)    $  (3,423)
                                 =========    =========    =========    =========     =========

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS

                                         For the Nine Months Ended September 30, 2000
                                 --------------------------------------------------------------
                                                             Non-
(In thousands of dollars)         Parent     Guarantors   Guarantors   Eliminating  Consolidated
-------------------------        ---------    ---------    ---------    ---------     ---------
Revenues                         $ 126,352    $ 405,601    $  12,591    $      --     $ 544,544
                                 ---------    ---------    ---------    ---------     ---------
Cost of revenues:
Salaries and wages of
  worksite employees               106,535      342,292       10,733           --       459,560
Healthcare and workers'
  compensation                       8,597       23,379       (1,678)          --        30,298
Payroll and employment taxes         8,649       26,375          975           --        35,999
                                 ---------    ---------    ---------    ---------     ---------
  Cost of revenues                 123,781      392,046       10,030           --       525,857
                                 ---------    ---------    ---------    ---------     ---------
  Gross profit                       2,571       13,555        2,561           --        18,687

Selling, general and
  administrative expenses           23,160        7,414           80           --        30,654
Depreciation and amortization        2,954          950           18           --         3,922
                                 ---------    ---------    ---------    ---------     ---------
Income (loss) from operations      (23,543)       5,191        2,463           --       (15,889)

Other income (expense):
Interest income                        634           61          166           --           861
Interest expense and other          (7,760)          17           --           --        (7,743)
                                 ---------    ---------    ---------    ---------     ---------
Income (loss) before provision
  for income taxes                 (30,669)       5,269        2,629           --       (22,771)

Income tax provision (benefit)          --           --           --           --            --
                                 ---------    ---------    ---------    ---------     ---------
                                   (30,669)       5,269        2,629           --       (22,771)
Income from wholly-owned
  subsidiaries                       7,898           --           --       (7,898)           --
                                 ---------    ---------    ---------    ---------     ---------
Net income (loss)                $ (22,771)   $   5,269    $   2,629    $  (7,898)    $ (22,771)
                                 =========    =========    =========    =========     =========

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS

                                         For the Nine Months Ended September 30, 1999
                                 --------------------------------------------------------------
                                                             Non-
(In thousands of dollars)         Parent     Guarantors   Guarantors   Eliminating  Consolidated
-------------------------        ---------    ---------    ---------    ---------     ---------
Revenues                         $ 163,260    $ 445,716    $  18,439    $      --     $ 627,415
                                 ---------    ---------    ---------    ---------     ---------
Cost of revenues:
Salaries and wages of
  worksite employees               138,650      372,868       15,452           --       526,970
Healthcare and workers'
  compensation                       4,939       28,543         (175)          --        33,307
Payroll and employment taxes        10,784       29,366        1,396           --        41,546
                                 ---------    ---------    ---------    ---------     ---------
  Cost of revenues                 154,373      430,777       16,673           --       601,823
                                 ---------    ---------    ---------    ---------     ---------
  Gross profit                       8,887       14,939        1,766           --        25,592

Selling, general and
  administrative expenses           17,543        7,548          114           --        25,205
Intercompany selling, general
  and administrative expense            --           --           --           --            --
Depreciation and amortization        4,039        1,195           22           --         5,256
                                 ---------    ---------    ---------    ---------     ---------
Income (loss) from operations      (12,695)       6,196        1,630           --        (4,869)

Other income (expense):
Interest income                        491          104          342           --           937
Interest expense and other          (6,413)          24           --           --        (6,389)
                                 ---------    ---------    ---------    ---------     ---------
Income (loss) before provision
  for income taxes                 (18,617)       6,324        1,972           --       (10,321)

Income tax provision (benefit)          --           --           --           --            --
                                 ---------    ---------    ---------    ---------     ---------
                                   (18,617)       6,324        1,972           --       (10,321)
Income from wholly-owned
  subsidiaries                       8,296           --           --       (8,296)           --
                                 ---------    ---------    ---------    ---------     ---------
Net income (loss)                $ (10,321)   $   6,324    $   1,972    $  (8,296)    $ (10,321)
                                 =========    =========    =========    =========     =========

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS

                                                   For the Nine Months Ended September 30, 2000
                                            -----------------------------------------------------------
                                                                       Non-
(In thousands of dollars)                    Parent    Guarantors   Guarantors  Eliminating  Consolidated
-------------------------                   --------    --------     --------     --------     --------
RECONCILIATION OF NET INCOME TO
  NET CASH USED IN
  OPERATING ACTIVITIES:
Net income (loss)                           $(22,771)   $  5,269     $  2,629     $ (7,898)    $(22,771)
                                            --------    --------     --------     --------     --------
ADJUSTMENTS TO RECONCILE
  NET INCOME TO NET CASH
  USED IN
  OPERATING ACTIVITIES:
Depreciation and amortization                  2,954         950           18           --        3,922
Decrease in accounts receivable, net           5,329       4,923          (54)          --       10,198
Increase in insurance
  company receivable                              --          --         (267)          --         (267)
(Increase) in prepaid
  expenses and deposits                       (3,630)        (19)         (18)          --       (3,667)
Decrease (increase) in other assets               41          (5)         (14)          --           22
Increase (decrease) from inter-
  company transactions                         9,507     (13,261)      (4,144)       7,898           --
Decrease in accrued salaries,
  wages, and payroll taxes                      (281)    (11,658)         (12)          --      (11,951)
(Decrease) increase in accrued workers'
  compensation and health insurance               (1)        (91)         848           --          756
Change in income taxes payable/receivable        (62)        (14)          --           --          (76)
Increase (decrease) in accounts payable         (745)       (249)         149           --         (845)
Increase in other accrued
  expenses and long-term liabilities          10,589         161          683           --       11,433
                                            --------    --------     --------     --------     --------
                                              23,701     (19,263)      (2,811)       7,898        9,525
                                            --------    --------     --------     --------     --------
     Net cash (used in) provided by
       operating activities                      930     (13,994)        (182)          --      (13,246)
                                            --------    --------     --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment              (199)        (47)          --           --         (246)
Change in investments
  and marketable securities                      917          --           --           --          917
Cash released from restricted cash and
  investments                                    100          --           --           --          100
                                            --------    --------     --------     --------     --------
     Net cash (used in) provided by
       investing activities                      818         (47)          --           --          771
                                            --------    --------     --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock            26          --           --           --           26
Increase (decrease) in bank overdraft         (1,236)      2,653           --           --        1,417
Decrease in short-term debt                   (7,000)         --           --           --       (7,000)
Payment of deferred
  loan costs                                     (52)         --           --           --          (52)
                                            --------    --------     --------     --------     --------
     Net cash (used in) provided by
       financing activities                   (8,262)      2,653           --           --       (5,609)
                                            --------    --------     --------     --------     --------
Net decrease in cash and cash
  equivalents                                 (6,514)    (11,388)        (182)          --      (18,084)
CASH AND CASH EQUIVALENTS,
  beginning of period                         16,452      14,148        3,414           --       34,014
                                            --------    --------     --------     --------     --------
CASH AND CASH EQUIVALENTS,
  end of period                             $  9,938    $  2,760     $  3,232     $     --     $ 15,930
                                            ========    ========     ========     ========     ========

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS

                                                   For the Nine Months Ended September 30, 1999
                                            ----------------------------------------------------------
                                                                      Non-
(In thousands of dollars)                    Parent    Guarantors  Guarantors  Eliminating  Consolidated
-------------------------                   --------    --------    --------     --------     --------
RECONCILIATION OF NET INCOME TO
  NET CASH USED IN
  OPERATING ACTIVITIES:
Net income (loss)                           $(10,321)   $  6,324    $  1,972     $ (8,296)    $(10,321)
                                            --------    --------    --------     --------     --------
ADJUSTMENTS TO RECONCILE
  NET INCOME TO NET CASH
  USED IN
  OPERATING ACTIVITIES:
Depreciation and amortization                  4,039       1,195          22           --        5,256
Increase in accounts receivable, net          (3,395)     (9,015)       (322)          --      (12,732)
Decrease in insurance
  company receivable                              --          --         805           --          805
(Increase) decrease in prepaid
  expenses and deposits                       (3,216)        616          10           --       (2,590)
(Increase) decrease in other assets           (2,490)          7           4           --       (2,479)
Increase (decrease) from inter-
  company transactions                         2,919      (3,395)     (7,820)       8,296           --
Increase (decrease) in accrued salaries,
  wages, and payroll taxes                     4,280      (2,243)        200           --        2,237
Increase (decrease) in accrued workers'
  compensation and health insurance           (3,041)      1,025       1,941           --          (75)
Change in income taxes payable/receivable      4,531          (2)         --           --        4,529
Increase (decrease) in accounts payable         (614)        249         716           --          351
(Decrease) increase in other accrued
  expenses and long-term liabilities           2,229      (1,373)        135           --          991
                                            --------    --------    --------     --------     --------
                                               5,242     (12,936)     (4,309)       8,296       (3,707)
                                            --------    --------    --------     --------     --------
     Net cash used in
       operating activities                   (5,079)     (6,612)     (2,337)          --      (14,028)
                                            --------    --------    --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment              (352)        (30)          1           --         (381)
Business acquisitions                         (5,895)         --          --           --       (5,895)
Change in investments
  and marketable securities                    7,426          --          --           --        7,426
Cash released from restricted cash and
  investments                                     88          --          --           --           88
Disbursements for deferred costs                (103)         --          --           --         (103)
                                            --------    --------    --------     --------     --------
     Net cash (used in) provided by
       investing activities                    1,164         (30)          1           --        1,135
                                            --------    --------    --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock             3          --          --           --            3
Decrease in bank overdraft                      (308)    (13,419)         --           --      (13,727)
                                            --------    --------    --------     --------     --------
     Net cash used in
       financing activities                     (305)    (13,419)         --           --      (13,724)
                                            --------    --------    --------     --------     --------
Net decrease in cash and cash
  equivalents                                 (4,220)    (20,061)     (2,336)          --      (26,617)
CASH AND CASH EQUIVALENTS,
  beginning of period                          8,176      24,503       6,608           --       39,287
                                            --------    --------    --------     --------     --------
CASH AND CASH EQUIVALENTS,
  end of period                             $  3,956    $  4,442    $  4,272     $     --     $ 12,670
                                            ========    ========    ========     ========     ========

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

Information concerning revenue, gross profit and assets by business segment was as follows:

                                                  Quarter Ended           Nine Months Ended
                                                  September 30,             September 30,
                                              ----------------------    ----------------------
(In thousands of dollars)                       2000         1999         2000         1999
-------------------------                     ---------    ---------    ---------    ---------
Revenue
     Core PEO                                 $  96,984    $ 143,842    $ 313,013    $ 422,017
     LPC                                         26,577       28,908       78,259       82,335
     TEAM                                        51,619       49,668      153,272      123,063
                                              ---------    ---------    ---------    ---------
     Consolidated Total                         175,180      222,418      544,544      627,415
                                              ---------    ---------    ---------    ---------
Gross Profit
     Core PEO                                     3,406        6,254       10,772       17,380
     LPC                                          1,691        2,098        5,689        6,282
     TEAM                                           932          930        2,226        1,930
                                              ---------    ---------    ---------    ---------
     Total                                        6,029        9,282       18,687       25,592
Selling, General and Administrative Expense      11,037        8,821       30,654       25,205
Depreciation and Amortization                     1,337        1,916        3,922        5,256
                                              ---------    ---------    ---------    ---------
Loss from Operations                             (6,345)      (1,455)     (15,889)      (4,869)
                                              ---------    ---------    ---------    ---------
Other Income (expense)
     Interest income                                281          170          861          937
     Interest expense                            (2,566)      (2,139)      (7,770)      (6,426)
     Other                                           14            1           27           37
                                              ---------    ---------    ---------    ---------
Loss before tax benefit                          (8,616)      (3,423)     (22,771)     (10,321)
Income tax benefit                                   --           --           --           --
                                              ---------    ---------    ---------    ---------
Net Loss                                      $  (8,616)   $  (3,423)   $ (22,771)   $ (10,321)
                                              =========    =========    =========    =========
Depreciation and Amortization
     Core PEO                                 $   1,061    $   1,644    $   3,100    $   4,422
     LPC                                            241          242          723          733
     TEAM                                            35           30           99          101
                                              ---------    ---------    ---------    ---------
     Consolidated Total                       $   1,337    $   1,916    $   3,922    $   5,256
                                              =========    =========    =========    =========

                                            September 30,              December 30,
                                                2000                      1999
                                              ---------                 ---------
Total Assets
     Core PEO                                 $  52,604                 $  65,447
     LPC                                         30,758                    34,976
     TEAM                                         9,952                    21,904
                                              ---------                 ---------
     Consolidated Total                       $  93,314                 $ 122,327
                                              =========                 =========

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

(4) CONTINGENCIES:

The Company has received a letter from the Arizona Department of Economic Security indicating that the Company has been assigned a higher state unemployment tax rate for calendar year 1994 than the Company believes it is entitled. In consultation with legal counsel the Company believes that based on Arizona Revised Statutes it is entitled to the lower rate. If it was ultimately determined that the higher rate applies, the Company would owe $500,000 (before interest and the income tax effect) more than is reflected in the Company's financial statements. As of September 30, 2000, the compounded interest totaled approximately $ 360,000.

International Color Services, L.L.C. filed for arbitration in December 1998 alleging breach of contract regarding fee issues under the PEO service agreement between the parties. Plaintiff seeks damages of over $500,000 (recently increased by plaintiff to over $1 million) plus attorneys' fees and costs and unspecified punitive damages. The Court recently granted motions for summary judgment filed by the Company that, among other things, defeated plaintiff's punitive damage claims. The Company is contesting the claim vigorously. The matter has been set for trial in January 2001.

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

The State of Ohio has issued an assessment of $5.2 million (plus interest and penalty) relating to sales taxes potentially applicable to certain types of PEO services provided by the Company. Contingent upon completion of a financial restructuring of the Company (including, in particular, the Notes), the Company has entered into a settlement agreement with the State of Ohio whereby it has agreed to pay an aggregate of $2.85 million in January 2001 in resolution of applicable sales tax liabilities.

The State of Ohio also issued a sales tax assessment in the amount of approximately $16.5 million (including interest and penalties) in July 1999 against HDVT, Inc. (the seller of certain assets acquired by the Company in February 1997) with respect to the operations of HDVT prior to the Company's acquisition of certain assets of HDVT (then known as Employers Trust) in February 1997. The State of Ohio concurrently issued an assessment in the same amount against the Company as successor to HDVT. The Company believes that meritorious defenses are available to the assessment. In addition, $6.0 million of cash and 675,000 shares of the Company's Common Stock are being held in escrow for payment of amounts, if any, ultimately determined to be due pursuant to such assessment. If the Company is held to have liability pursuant to such assessment, the escrowed assets prove insufficient to satisfy such liability, and HDVT is unable to pay any such shortfall, the Company's maximum liability with respect to the assessment is approximately $3.2 million. The assessment is not included in the settlement agreement described in the preceding paragraph and remains outstanding.

A Demand for Arbitration was filed with the American Arbitration Association on April 26, 2000 by the previous owners of Team Services. These individuals, along with a former member of the Company's Board of Directors and current President of the Company's TEAM Services subsidiary, sold TEAM Services to the Company pursuant to a 1996 acquisition agreement. The Demand for Arbitration alleges that the Company caused damages of approximately $800,000 by failing to provide a price protection payment required under the 1996 agreement with respect to the shares of the Company's Common Stock issued to the claimants in December 1999 as consideration for the acquisition. The Company intends to contest the claim vigorously.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS--

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999

                                         Quarter Ended September 30,        Nine Months Ended September 30,
                                      ----------------------------------   ----------------------------------
                                                   Percent                              Percent
(In thousands of dollars)               2000       Change        1999        2000       Change        1999
-------------------------             ---------   ---------    ---------   ---------   ---------    ---------
Revenues                              $ 175,180         (21)   $ 222,418   $ 544,544         (13)   $ 627,415
                                      ---------   ---------    ---------   ---------   ---------    ---------
Cost of revenues                        169,151         (21)     213,136     525,857         (13)     601,823
Gross profit                              6,029         (35)       9,282      18,687         (27)      25,592
Selling, general and administrative      11,037          25        8,821      30,654          22       25,205
Depreciation and amortization             1,337         (30)       1,916       3,922         (25)       5,256
Interest income                             281          65          170         861          (8)         937
Interest expense and other                2,552          20        2,138       7,743          22        6,389
Income tax benefit                           --          --           --          --          --           --
Net loss                                 (8,616)       (152)      (3,423)    (22,771)       (121)     (10,321)

REVENUES

Revenues decreased to $175.2 million for the quarter ended September 30, 2000, from $222.4 million for the quarter ended Sepetember 30, 1999, a decrease of 21%. For the nine months ended September 30, 2000, revenue was $544.5 million compared to $627.4 million for the nine months ended September 30, 1999, a decrease of 13%. The number of worksite employees decreased to approximately 30,963 covering approximately 1,794 client companies at September 30, 2000 from approximately 37,300 covering 2,015 client companies at September 30, 1999. The Company's 2000 operating plan depends in significant part upon achieving revenue growth through internal sales and on the reduction of customer attrition. However, the Company's efforts to achieve revenue growth and reduce attrition have been materially adversely affected by the market's current negative perception of the Company's financial stability. The Company anticipates that this effect will continue unless and until negotiations with respect to the Notes are concluded successfully.

COST OF REVENUES

Cost of revenues decreased 21% to $169.2 million in the quarter ended September 30, 2000 from $213.1 million for the quarter ended September 30, 1999. For the nine month period ended September 30, 2000, the cost of revenues was $525.9 million, a decrease of 13% over the $601.8 million for the nine month period ended September 30, 1999. This decrease was caused primarily by the reduction in internal sales and increased customer attrition.

GROSS PROFIT

The Company's gross profit margin decreased to 3.4% in the quarter ended September 30, 2000 from 4.2% in the quarter ended September 30, 1999. For the nine month period ended September 30, 2000, the gross profit margin was 3.4% compared to 4.1% for the same period in 1999. This decrease was attributable primarily to a reduction in the proportion of gross profit derived from driver leasing services which have higher margins, relative to the same period in 1999. Additional factors contributing to this decline were the loss of certain higher margin customers, and increased medical and workers' compensation costs beginning in 2000 that the Company has been unable to pass through to its customers due to competitive factors. While the Company's TEAM Services subsidiary has contributed a larger proportion of revenues in recent periods, the Company continues to derive a lower percentage of gross profit from such revenues relative to its core PEO and driver leasing operations, and therefore has determined to resume prior efforts to divest the subsidiary.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

The Company has been advised that renewal of its primary workers' compensation and medical benefits programs for 2001 is dependent upon, among other things, completion of a financial restructuring of the Company (and, in particular, the Notes). See "OUTLOOK: ISSUES AND RISKS - INCREASES IN HEALTH INSURANCE PREMIUMS, UNEMPLOYMENT TAXES AND WORKERS' COMPENSATION RATES; AVAILABILITY OF PROGRAMS." If a restructuring is not completed, the Company has been advised that these programs will expire on December 31, 2000, and the Company does not believe that it would be able to continue normal PEO operations.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the quarter ended September 30, 2000 increased approximately $2.2 million to $11.0 million, or 25%, from $8.8 million for the quarter ended September 30, 1999. Included in the quarter ended September 30, 2000 was a provision for the settlement of Ohio sales tax liabilities of $2.85 million and $350 thousand for litigation. Without these unusual items selling, general and administrative expenses actually declined by $1.0 million, or 12.8% from the previous year's $8.8 million. For the nine month periods ended September 30, 2000 and 1999, selling, general and administrative expenses were $30.7 million and $25.2 million, a 22% increase. This increase was primarily the result of the provision of $2.85 million for the settlement of Ohio sales tax liabilities, $900 thousand for litigation, $2.3 million for uncollectible accounts receivable and $1.7 million of professional fees attributable to the Company's restructuring efforts. Without these unusual items selling, general and administrative expenses actually declined by $2.4 million, or 9.3% from the previous year's $25.2 million.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization represents depreciation of property and equipment and amortization of organizational costs, customer lists and goodwill. For the quarter ended September 30, 2000, depreciation and amortization expense totaled $1.3 million compared to $1.9 million for the quarter ended September 30, 1999. Total depreciation and amortization expense for the nine months ended September 30, 2000 was $3.9 compared to $5.3 million for the nine month period ended September 30, 1999. The decrease is primarily due to the goodwill impairment charge which was recorded during the fourth quarter of 1999, which has reduced the amount of goodwill being amortized for previous acquisitions on a prospective basis.

INTEREST

Interest expense for the quarter ended September 30, 2000 totaled $2.6 million compared to $2.1 million for the quarter ended September 30, 1999. For the nine month periods ended September 30, 2000 and 1999, interest expense totaled $7.8 million and $6.4 million, respectively. The increase is primarily the result of interest expense charged on the Loan Agreement, under which the Company borrowed $10.0 million in October 1999 at an initial interest rate of 13.5% and has paid certain other fees and expenses. The interest rate has been increased to 15.5% effective April 30, 2000, with additional monthly increases of 25 basis points commencing September 1, 2000 for so long as amounts remain outstanding. (SEE FOOTNOTE 2- NOTE PAYABLE AND "OUTLOOK: ISSUES AND RISKS - FUTURE CAPITAL AND LIQUIDITY NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING; NONCOMPLIANCE WITH LOAN AGREEMENT" FOR ADDITIONAL INFORMATION CONCERNING THE LOAN AGREEMENT).

EFFECTIVE TAX RATE

The Company's effective tax rate provides for federal, state and local income taxes. As of September 30, 2000, the Company has incurred losses in excess of what can be carried back and applied against prior years' income to generate federal income tax refunds. The remaining operating loss will be available for carry-forward benefit only to the extent of any subsequently generated taxable income, subject to any limitation or the possible loss of carry-forward benefits directly attributable to the successful completion of the Company's restructuring efforts.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position is such that, absent a financial restructuring of the Company (including, in particular, the Notes), the Company does not believe that it will be able to continue normal PEO operations. See in particular "OUTLOOK: ISSUES AND RISKS -- INCREASES IN HEALTH INSURANCE PREMIUMS, UNEMPLOYMENT TAXES AND WORKERS' COMPENSATION RATES; AVAILABILITY OF PROGRAMS." The Company continues to engage in negotiations with regard to such a restructuring. However, there can be no assurance as to whether a restructuring can be accomplished or as to the timing or terms thereof. For additional information, see "OUTLOOK: ISSUES AND RISKS - `SUBSTANTIAL LEVERAGE;
NEGOTIATIONS WITH HOLDERS OF INDEBTEDNESS; POTENTIAL SUBSTANTIAL DILUTION OF COMMON STOCKHOLDERS,' `FUTURE CAPITAL AND LIQUIDITY NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING; NONCOMPLIANCE WITH LOAN AGREEMENT' AND ` IMPLEMENTATION OF OPERATING PLAN; CUSTOMER ATTRITION.'"

The Company defines liquidity as the ability to mobilize cash to meet operating and capital needs. The Company's primary use of cash in the nine months ended September 30, 2000 was for operating activities and the reduction of short-term debt. The Company's liquidity position was materially reduced due to the use of cash during the first nine months of 2000.

Cash used in operating activities was $13.3 million during the first nine months of 2000 compared to $14.0 million during the comparable period in 1999. The Company's primary use of cash in the nine months ended September 30, 2000 was for the payment customer payrolls, payroll taxes, interest, legal and professional fees, other operating activities, and the payment of prepaid workers' compensation premiums under the Company's guaranteed cost policy. Operating cash flows are derived from customers for PEO services rendered by the Company. Payments from PEO customers typically are received on or within a few days of the date on which payroll checks are delivered to customers, and cover the cost of the payroll, payroll taxes, insurance, other benefit costs and the Company's administration fee. The Company's TEAM Services and LPC operations extend credit terms generally from 15 to 45 days as is customary in their respective market segments.

Cash provided by investing activities was $771 thousand during the first nine months of 2000, compared to $1.1 million during the comparable prior year period. Included in investing activities in 2000 is a decrease of $917 thousand in restricted cash.

For the nine months ended September 30, 2000 and 1999, capital expenditures were $246,000 and $381,000, respectively. Capital expenditures in 2000 consisted primarily of software development cost to enhance the Company's data processing capabilities and to support the increased use of the Internet by customers to transfer payroll information to the Company for processing. Although the Company continuously reviews its capital expenditure needs, management expects that 2000 capital expenditures will continue at a level comparable to the first nine months of the year.

Cash used in financing activities was $5.6 million for the nine months ended September 30, 2000 compared to $13.7 million for the same period in 1999. Cash used in 2000 was primarily due to the reduction of $7.0 million in short-term debt, offset by an increase in bank overdrafts of $1.4 million, compared to a reduction of bank overdrafts of $13.7 million during the same period in 1999. These bank overdrafts represent outstanding checks in excess of the cash recorded on the Company's books for specific bank accounts and generally represent timing differences between the transfer of funds between banks, and do not represent actual bank overdrafts of collected funds held at banks which is available for the payment of payroll obligations.

OUTLOOK: ISSUES AND RISKS

The following issues and risks, among others (including those discussed elsewhere herein), should be considered in evaluating the Company's outlook.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

SUBSTANTIAL LEVERAGE; NEGOTIATIONS WITH HOLDERS OF INDEBTEDNESS; POTENTIAL SUBSTANTIAL DILUTION OF COMMON STOCKHOLDERS

The Company has incurred significant debt primarily in connection with the October 1997 issuance of its $85 million 10% Senior Notes due 2004 (the "Notes") and a secured loan facility obtained in October 1999 (the "Loan Agreement"). At September 30, 2000, the Company had outstanding indebtedness of $3.0 million under the Loan Agreement (not including letters of credit drawn thereunder in the amount of $5.4 million), outstanding senior indebtedness of $85.0 million and a deficit in stockholders' equity of approximately $51.5 million. The Company believes that it currently is leveraged to a significantly greater extent than any of its principal competitors.

In an effort to improve cash flows and reduce the Company's indebtedness, the Company has been engaged in negotiations with the holders of the Notes (the "Noteholders"). The Company is seeking to negotiate the reduction or elimination of the outstanding principal amount of the Notes and accrued interest thereon in exchange for the issuance of shares of its equity securities. If the Company is able to reach agreement upon such a transaction, the Company anticipates that the percentage ownership of the then current shareholders of the Company will be materially reduced, and the equity securities issued to participating
Noteholders (or other sources of equity, as the case may be) also may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. While delays have been experienced, the Company continues to seek to complete such negotiations, and intends to submit to shareholders for approval a proposal or proposals relating to all or a portion of the negotiations.

There can be no assurance whether or when a satisfactory agreement can be reached with respect to the Notes. If the Company is unable to complete a satisfactory agreement, the Company likely will be unable to continue PEO operations. See "INCREASES IN HEALTH INSURANCE PREMIUM, UNEMPLOYMENT TAXES AND WORKERS' COMPENSATION RATES; AVAILABILITY OF PROGRAMS." If no agreement is reached, the Company also will remain subject to the current principal and interest obligations (and other terms and conditions) associated with the Notes, it will not likely be able to retain certain of its key employees, and its liquidity position will be materially adversely affected. Among its obligations under the Notes were regular semi-annual interest payments of $4.25 million due on each of April 15 and October 15, 2000. In connection with the negotiations, the Company's Board of Directors elected to withhold these payments, thereby creating an event of default with respect to the Notes. The Company has received a written agreement from the holders of the Notes under which the holders agreed to forbear from exercising their rights and remedies relating to such default through the first to occur of August 30, 2000 or the occurrence of a new default. The waiver has expired, though the holders of the Notes have not sought to exercise their rights and remedies during the pendency of negotiations between the Company and the holders of the Notes. A default with respect to the Notes also constitutes a default, by virtue of cross-default provisions, under the Loan Agreement. See "FUTURE CAPITAL AND LIQUIDITY NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING; NONCOMPLIANCE WITH LOAN AGREEMENT."

FUTURE CAPITAL AND LIQUIDITY NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING; NONCOMPLIANCE WITH LOAN AGREEMENT

If a satisfactory agreement with respect to the Notes can be reached (see "SUBSTANTIAL LEVERAGE; NEGOTIATIONS WITH HOLDERS OF INDEBTEDNESS; POTENTIAL SUBSTANTIAL DILUTION OF COMMON STOCKHOLDERS," above), management believes that, based on its 2000-2001 operating plan and subject to the discussion herein concerning the Loan Agreement, cash flow from operations and other available cash will be adequate to meet the Company's anticipated future requirements for working capital expenditures, scheduled lease payments and scheduled payments of interest on its remaining indebtedness. The Company will need to raise additional funds through public or private debt or equity financing if satisfactory arrangements cannot be reached with its principal lenders, the revenue and cash flow elements of its 2000-2001 operating plan are not met, or to deal with unanticipated cash requirements, such as adverse litigation outcomes or material customer payment defaults. For a discussion of risks associated with the Company's 2000-2001 operating plan, see "IMPLEMENTATION OF OPERATING PLAN; CUSTOMER ATTRITION" If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

shareholders of the Company will be materially reduced, and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's business, operating results, financial condition and ability to operate will be materially adversely affected.

The Company has not been in compliance with one or more of the covenants set forth in the Loan Agreement commencing as of March 31, 2000. The Company recently received a waiver of such noncompliance in exchange for its agreement to provide additional cash collateral, pay an increased interest rate and certain additional fees, and arrange for early reduction of the outstanding principal balance. There can be no assurance that the Company will be able to obtain additional waivers in the event of future defaults, if any. The Company believes that the Loan Agreement will not be renewed at its maturity date (January 1, 2001). The Company is seeking a replacement facility, though there can be no assurance that the Company will be able to obtain one. Unless satisfactory refinancing arrangements can be made, of which there can be no assurance, the Company's financial condition and ability to operate will be materially adversely affected if the lenders under the Loan Agreement accelerate the Company's obligations under the Loan Agreement as a result of defaults or otherwise or at the Loan Agreement's maturity date. At September 30, 2000, the Company had outstanding indebtedness of $3.0 million under the Loan Agreement (not including letters of credit drawn thereunder in the amount of $5.4 million).

ABILITY TO SERVICE INDEBTEDNESS; CONSEQUENCES OF SUBSTANTIAL LEVERAGE

The Company's ability to make scheduled principal payments in respect of, or to pay the interest on, or to refinance, any of its indebtedness (including the Loan Agreement and any outstanding Notes) will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors beyond its control. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated growth will occur or that funds will be available from other sources or otherwise in an amount sufficient to enable the Company to service or refinance its indebtedness, including the Loan Agreement and the Notes, or make anticipated capital expenditures and lease payments. See "SUBSTANTIAL LEVERAGE; NEGOTIATIONS WITH HOLDERS OF INDEBTEDNESS; POTENTIAL SUBSTANTIAL DILUTION OF COMMON STOCKHOLDERS," "FUTURE CAPITAL AND LIQUIDITY NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING; NONCOMPLIANCE WITH LOAN AGREEMENT" AND "IMPLEMENTATION OF OPERATION PLAN; CUSTOMER ATTRITION."

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

IMPLEMENTATION OF OPERATING PLAN; CUSTOMER ATTRITION

In addition to completion of a financial restructuring, the Company's 2000-2001 operating plan depends in significant part upon achieving revenue growth through internal sales and marketing efforts. The Company recently focused its sales and marketing efforts in 2000 on target industries and geographic territories that it believes present the greatest opportunities for profitable growth, and to emphasize marketing through third-party alliances. While the Company believes that its refocused sales and marketing plan will result in consistent and profitable revenue growth, because of the negative market perception and the effect on sales, the Company has not yet demonstrated successful implementation of the plan and there can be no assurance that successful implementation can be achieved.

The Company's 2000-2001 operating plan also depends on a significant reduction of customer attrition. The Company experienced significant attrition in 1999, resulting in a net reduction of approximately 5,900 worksite employees during

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

the year. Attrition during the nine months ended September 30, 2000 was an approximate net 3,922 worksite employees. While a portion of this attrition resulted from the Company's proactive elimination of unprofitable or high-risk customers, the Company also experienced attrition based on violation of noncompetition agreements by former salespersons and other factors. The Company's 2000-2001 operating plan includes continuing improvements in customer service functions intended to reduce attrition, and the Company is aggressively seeking to enforce its noncompetition agreements. There can be no assurance that customer retention can be materially improved. The Company's efforts to achieve revenue growth and reduce attrition have been materially adversely affected by the market's current negative perception of the Company's financial stability, and the Company anticipates that this effect will continue unless and until negotiations with respect to the Notes are concluded successfully.

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

LITIGATION AND OTHER CONTINGENCIES

While certain significant litigation matters have been resolved in 1999 and 2000, other significant matters remain unresolved. The Company faces claims relating to prior contractual relationships and other matters. While the Company will continue to seek vigorously to resolve these matters favorably, there can be no assurance that the outcome of these matters, or any of them, will not have a material adverse effect upon the Company's results of operations or financial position.

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

The maintenance of health and workers' compensation insurance plans that cover worksite employees is a significant part of the Company's business. As discussed in "Liquidity and Capital Resources," above, the Company has been advised that its primary workers compensation insurance and medical benefits programs renewal for 2001 is conditioned upon, among other things, completion of a satisfactory financial restructuring of the Company. Absent renewal on reasonable terms, the programs will expire on December 31, 2000, and the Company does not believe that it would be able to continue normal PEO operations under such circumstances. If renewal of its medical benefits program can be obtained, the Company also anticipates an increase of approximately 25% in the cost of health insurance premiums for 2001. The Company is also expecting to incur an increase in 2001 workers' compensation cost of approximately 30%.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

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

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

International Color Services, L.L.C. filed for arbitration in December 1998 alleging breach of contract regarding fee issues under the PEO service agreement between the parties. Plaintiff seeks damages of over $500,000 (recently increased by plaintiff to over $1 million) plus attorneys' fees and costs and unspecified punitive damages. The Court recently granted motions for summary judgment filed by the Company that, among other things, defeated plaintiff's punitive damage claims. The Company is contesting the claim vigorously. The matter has been set for trial in January 2001.

The State of Ohio has issued an assessment of $5.2 million (plus interest and penalty) relating to sales taxes potentially applicable to certain types of PEO services provided by the Company. Contingent upon completion of a financial restructuring of the Company (including, in particular, the Notes), the Company has entered into a settlement agreement with the State of Ohio whereby it has agreed to pay an aggregate of $2.85 million in January 2001 in resolution of applicable sales tax liabilities.

From time to time, the Company is named as a defendant in lawsuits in the ordinary course of business. See Part I, Item 2 - "Management's Discussion and Analysis - Outlook: Issues and Risks - Uncertainty of Extent of PEO's Liability; Government Regulation of PEOs; Credit Risks."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is engaged in negotiations with respect to its $85 million 10% Senior Notes due 2004 (the Notes). See "OUTLOOK: ISSUES AND RISKS- SUBSTANTIAL LEVERAGE; NEGOTIATIONS WITH HOLDERS OF INDEBTEDNESS; POTENTIAL SUBSTANTIAL DILUTION OF COMMON STOCKHOLDERS," which is incorporated by this reference into this Part II, Item 3. In connection with the negotiations, the Company's Board of Directors elected to withhold the $4.25 million semi-annual interest payments due on each of April 15 and October 15, 2000. Under the terms of the Indenture pursuant to which the Notes were issued, such withholding of interest constitutes an Event of Default (as defined in the Indenture). The Company received a written agreement from the holders of the Notes under which the holders agreed to forbear from exercising their rights and remedies through the first to occur of August 30, 2000 or the occurrence of a new default. The waiver has expired, though the holders of the Notes have not sought to exercise their rights and remedies during the pendency of the negotiations between the Company and the holders of the Notes. The Company has classified the debt obligation as a current liability.

The Company was not in compliance with one or more of the covenants set forth in a loan and security agreement (the "Loan Agreement") with Foothill Capital Corporation and Ableco Finance LLC (the "Lenders") commencing as of March 31, 2000. The Company recently received a waiver of such noncompliance in exchange for its agreement to provide additional cash collateral, pay an increased interest rate and certain additional fees, and materially reduce the outstanding principal balance. There can be no assurance that the Company will be able to obtain additional waivers in the event of future defaults, if any. The Company is actively seeking a replacement financing source. See "OUTLOOK: ISSUES AND RISKS -- FUTURE CAPITAL AND LIQUIDITY NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING; NONCOMPLIANCE WITH LOAN AGREEMENT."

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit
     Number         Description
     -------        -----------
     27             Financial Data Schedule


(b)  REPORTS ON FORM 8-K.

     None.

EMPLOYEE SOLUTIONS, INC.                                      SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EMPLOYEE SOLUTIONS, INC.


Date: November 14, 2000                 /s/ Quentin P. Smith, Jr.
      -----------------                 ----------------------------------------
                                        Quentin P. Smith, Jr.
                                        Chief Executive Officer


                                        /s/ John V. Prince
                                        ----------------------------------------
                                        John V. Prince
                                        Chief Financial Officer